Form 10-K
period 2021-12-31
AKUMIN INC.
filed 2022-03-16
CIK 1776197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39479

AKUMIN INC.
(Exact name of registrant as specified in its charter)

Ontario	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8300 W. Sunrise Boulevard
Plantation, Florida 33322
(844) 730-0050
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Shares, no par value	AKU	The Nasdaq Stock Market
Common Shares, no par value	AKU	The Toronto Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes  ☐    No  ☒
The aggregate market value of the common shares held by
non-affiliates
of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $140.5 million.
As of March

1
, 2022, there were 89,026,997 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or an amendment to Form
10-K
to be filed not later than 120 days from the end of the registrant’s most recent fiscal year, are incorporated by reference into Part III of this Annual Report on Form
10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
and the information incorporated by reference in this Annual Report on Form
10-K
contain or incorporate by reference “forward-looking information” or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. Forward-looking statements describe Akumin Inc.’s (together with its subsidiaries, the “Company”) future plans, strategies, expectations and objectives, and are generally identifiable by use of the words “may”, “will”, “should”, “continue”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “plan” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements include, but are not limited to, statements about:

•	expected performance and cash flows;

•	changes in laws and regulations affecting the Company;

•	expenses incurred by the Company as a public company;

•	future growth of the outpatient diagnostic imaging and radiation oncology markets;

•	changes in reimbursement rates by payors;

•	remediation and effectiveness of the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting;

•	the outcome of litigation and payment obligations in respect of prior settlements;

•	competition;

•	acquisitions and divestitures of businesses;

•	potential synergies from acquisitions;

•	non-wholly owned and other business arrangements;

•	access to capital and the terms relating thereto;

•	technological changes in our industry;

•	successful execution of internal plans;

•	compliance with our debt covenants;

•	anticipated costs of capital investments; and

•	future compensation of our directors and executive officers.
Such statements may not prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. The following are some of the risks and other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•	our ability to successfully grow the market and sell our services;

•	general market conditions in our industry;

•	our ability to service existing debt;

•	our ability to acquire new centers and, upon acquisition, to successfully integrate market and sell new services that we acquire;

•	our ability to achieve the financing necessary to complete our acquisitions;

•	our ability to enforce any claims relating to breaches of indemnities or representations and warranties in connection with any acquisition;

•
market conditions in the capital markets and our industry that make raising capital or consummating acquisitions difficult, expensive or both, or which may disrupt our annual operating budget and forecasts;

•	unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;

•	delays or setbacks with respect to governmental approvals, or manufacturing or commercial activities;

•	changes in laws and regulations;

•	the loss of key management or personnel;

•	the risk the Company is not able to arrange sufficient cost-effective financing to repay maturing debt and to fund expenditures, future operational activities and acquisitions, and other obligations;

•	the risks related to the additional costs and expenses associated with being a U.S. domestic issuer as opposed to a foreign private issuer; and

•
the risks associated with legislative and regulatory developments that may affect costs, revenues, the speed and degree of competition entering the market, global capital markets activity and general economic conditions in geographic areas where we operate (including the adverse impact of the coronavirus
(“COVID-19”)
pandemic on the Company).

The existence of
the COVID-19 pandemic
creates a unique environment in which to consider the likelihood of forward-looking statements being accurate, and given the evolving circumstances surrounding the COVID-19 pandemic,
it is difficult to predict how significant the adverse impact of the pandemic will be on the global and domestic economy and the business, operations and financial position of the Company.
Various assumptions or factors are typically applied in drawing conclusions or making the forecasts or projections set out in forward-looking information. Those assumptions and factors are based on information currently available to us, including information obtained from third-party industry analysts and other third-party sources. In some instances, material assumptions and factors are presented or discussed elsewhere in this Annual Report on Form
10-K
in connection with the statements or disclosure containing the forward-looking information. The reader is cautioned that the following list of material factors and assumptions is not exhaustive. The factors and assumptions include, but are not limited to:

•	no unforeseen changes in the legislative and operating framework for our business;

•	no unforeseen changes in the prices for our services in markets where prices are regulated;

•	no unforeseen changes in the regulatory environment for our services;

•	a stable competitive environment; and

•	no significant event occurring outside the ordinary course of business such as a natural disaster, public health epidemic or other calamity.
Although we have attempted to identify important factors that could cause our actual results to differ materially from our plans, strategies, expectations and objectives, there may be other factors that could cause our results to differ from what we currently anticipate, estimate or intend. Forward-looking statements are provided to assist external stakeholders in understanding management’s expectations and plans relating to the future as of the date of the original document and may not be appropriate for other purposes. Readers are cautioned not to place undue reliance on forward-looking statements. Except as required under applicable securities laws, we undertake no obligation to publicly update or revise forward-looking statements, whether as a result of new information, future events or otherwise.
We qualify all the forward-looking statements contained in this Annual Report on Form
10-K
and the information incorporated by reference in this Annual Report on Form
10-K
by the foregoing cautionary statements.
PART I
Item 1. Business
The following discussion should be read in conjunction with our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form
10-K.
The following discussion includes certain forward-looking statements. For a discussion of important factors which could cause actual results to differ materially from the results referred to in the historical information and the forward-looking statements presented herein, see “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this Annual Report.
Company Overview
Akumin Inc. (together with its subsidiaries, “we”, “us”, “our” or the “Company”) is a corporation existing under the
Ontario
 Business Corporations Act
 (the “OBCA”). Akumin was formed on August 12, 2015 through an amalgamation of two companies incorporated under the OBCA.
On September 1, 2021, Akumin acquired Alliance HealthCare Services, Inc. (“Alliance”), a leading national provider of radiology and oncology solutions to hospitals, health systems and physician groups, through Akumin’s wholly owned indirect subsidiary Akumin Corp. (the “Alliance Acquisition”). The total purchase price for the Alliance Acquisition was approximately $820.0 million of which an aggregate of approximately $42.4 million was satisfied by the issuance of 14,223,570 common shares of the Company (“Common Shares”) at a price of $2.98 per Common Share with the balance paid in cash or by the assumption of debt. The cash portion of the purchase price was partly financed with (i) $375.0 million of proceeds raised from the Company’s private offering of 7.500% senior secured notes due 2028 that closed on August 9,

2021, which proceeds were released from escrow contemporaneously with the closing of the Alliance Acquisition when the Company assumed the obligations of the issuer of the notes, Akumin Escrow Inc., and (ii) the proceeds from the issuance of $340.0 million of unsecured notes of Akumin Corp. and $10.4 million of proceeds from the issuance of 3,500,000 Common Shares at a price of $2.98 per Common Share, in each case issued to Stonepeak Magnet Holdings LP (“Stonepeak”) contemporaneously with the closing of the Alliance Acquisition. In connection with the debt and equity financing provided by Stonepeak, Stonepeak also received warrants to purchase 17,114,093 Common Shares at an exercise price of $2.98 per Common Share. As detailed in Note 4 - Business Combinations to the accompanying audited consolidated financial statements, which are incorporated herein by reference, for accounting purposes, we have recognized the value of the Common Shares issued in the Alliance Acquisition at the closing market price of the Company’s common stock immediately prior to the closing of the Alliance Acquisition, which was $2.17 per Common Share. After applying working capital and other adjustments, that price resulted in a total purchase price paid in the Alliance Acquisition for accounting purposes of $785.6 million.
With the Alliance Acquisition, we provide fixed-site outpatient diagnostic imaging services through a network of approximately 200 owned and/or operated imaging locations; and outpatient radiology and oncology services and solutions to approximately 1,000 hospitals and health systems across 46 states. Our imaging procedures include magnetic resonance imaging (“MRI”), computerized tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology
(X-ray),
mammography, and other related procedures. Akumin’s cancer care services include a full suite of radiation therapy and related offerings.
We are significantly diversified across business lines, geographies, modality offerings and reimbursement sources. The diversity of our business provides a number of advantages, including having no material revenue concentration with any health system or hospital customer and no material concentration with any commercial payor.
As of the date of this Annual Report, Akumin has a total of approximately 3,859 employees on a full-time or part-time basis.
Industry Overview
Radiology Overview
Radiology represents an essential capability of a hospital or health system, driving and influencing many downstream care processes across multiple medical service lines. Radiology services are utilized across virtually all disease categories in early, rapid and accurate detection, diagnosis, treatment planning and monitoring, and directly impact high focus areas such as patient safety, patient experience, length of hospital stay and downstream healthcare resource utilization. Radiology services also play a critical role in providing quality and efficient healthcare, as nearly every individual in the United States will require some form of diagnostic imaging and resulting radiology interpretation for a significant clinical indication during his or her lifetime.
As a result of this widespread adoption, healthcare systems across the world and their affiliated physicians rely on efficient and effective radiology operations as well as concise and timely radiologist interpretations to make fully informed care decisions and to keep their hospital and outpatient operations running smoothly and efficiently.
In diagnostic radiology, the typical patient journey includes (i) a referral from a physician, who orders an exam to assist with diagnosing or treating a condition, (ii) the procurement of the diagnostic image, usually carried out by a technologist specialized in the particular procedure or modality, and (iii) an interpretation from a radiologist who reads and interprets the images and produces a report of their findings and recommendations, which is provided back to the referring physician for use in the next step of the patient’s care. The referring physician often consults with the radiologist to choose the appropriate modality, which could include advanced imaging techniques such as MRI, CT, and PET, or routine imaging techniques such as
X-ray,
mammography, ultrasound, fluoroscopy, or nuclear medicine.
Medical imaging technologies continue to evolve and play a critical role in cost-effective patient diagnosis and treatment. While
X-rays
are the most common imaging procedure, more sophisticated and higher reimbursement procedures, such as MRI, CT and PET scans, are the fastest growing.
Radiology exams can be performed at a hospital’s main radiology department or in an outpatient setting, including hospital outpatient departments, physician offices or independent diagnostic testing facilities. Outpatient diagnostic imaging centers are primarily used to provide medical imaging services to patients who are ambulatory (meaning, they are not in the ER or inpatient) and who have been referred by a third-party physician. Standard offerings include routine screening and diagnostic imaging procedures such as
X-ray,
mammography and ultrasound along with more advanced, complex and costly services, such as MRI, CT and PET, in addition to other diagnostic and interventional radiology procedures.

Outpatient diagnostic imaging is generally more cost effective compared to imaging performed in the traditional inpatient or on-campus
hospital setting. We believe that this dynamic, combined with the convenience of outpatient care for patients, will result in outpatient imaging growth outpacing the overall radiology market. The gap in pricing between traditional hospital in-patient
facilities and freestanding outpatient facilities has been a significant area of focus for government and third-party payors, who in an effort to curtail costs, have adopted over time a number of policies to drive price transparent, site-neutral reimbursements for advanced outpatient imaging procedures, and steerage to lower-cost, outpatient entities. Payors have also increased requirements for pre-authorization
of advanced diagnostic procedures in an effort to ensure the medical necessity of those procedures. We anticipate that these trends will continue to drive procedure volume toward outpatient settings, both freestanding and hospital-outpatient. We believe these trends will drive a need for hospitals and health systems to engage service providers such as us to provide services and support to build their outpatient radiology capabilities.
The size of the freestanding outpatient diagnostic imaging market in the United States is estimated at more than $19 billion in annual industry revenue. The diagnostic imaging market is highly competitive, consisting of owner-operator radiologists, freestanding outpatient diagnostic imaging centers and hospitals. We also face competition from other diagnostic imaging companies in acquiring diagnostic imaging centers. There are estimated to be more than 6,000 freestanding outpatient diagnostic imaging centers in the United States. The landscape in the outpatient diagnostic imaging industry is highly fragmented.
We believe the outpatient diagnostic imaging industry reimbursement will remain stable for the foreseeable future. Contributing to this outlook is the expectation of relatively stable Medicare reimbursement rates. After a downward trend in reimbursement from 2007 to 2014, Medicare reimbursements have generally stabilized. From 2015 to 2020, there was limited fluctuation in Medicare reimbursements, though radiology services experienced a rate cut in 2021.
In addition to a relatively stable Medicare reimbursement outlook, which we believe is often used as a benchmark in the industry, we also believe the industry will see increasing imaging volumes in the outpatient space. Since becoming a mainstream medical diagnostic mechanism in the 1990’s, utilization of diagnostic imaging has drastically increased. Over the last few decades, the imaging industry has developed significantly through improvements in technology, the development of various outpatient imaging sites of service, and the continued increase in the number of patients seeking out imaging procedures for both screening and diagnosis. Large outpatient imaging center operators, such as Akumin, are in a position to benefit from these industry dynamics. Scale, reputation and operating excellence will likely be key drivers of performance for the various industry players.
There are a number of factors that we believe will drive the growth of the radiology industry, including:

•
Aging demographics
: The number of people over the age of 65 in the United States is expected to increase significantly, largely owing to the subset of aging baby boomers. According to the U.S. Census Bureau, the “65+” population will outnumber individuals under the age of 18 by 2034. As the overall U.S. population continues to age, the need for affordable and easily accessible healthcare procedures will expand proportionally. According to the U.S. Centers for Medicare and Medicaid Services (“CMS”) in 2019, senior citizens, defined as those who are 65 years old or older, made up only 16% of the total U.S. population, yet accounted for 35% of healthcare-related spending. The vast growth in the elderly population is expected to positively impact the financial landscape of the overall healthcare industry.

•
Greater Consumer Awareness for Earlier Intervention and Preventative Screening
: Greater consumer awareness for early intervention and increased emphasis on preventive screening have changed the perception of imaging from a luxury service to an essential part of the diagnostic process. Commercial payors are encouraging the appropriate use of diagnostic imaging and of preventative screenings to help decrease overall costs by reducing more expensive procedures over the long-run.

•
Technological Advances Leading to More Use Cases for Radiology
: We believe that further technological advancements will allow for even earlier and more effective diagnosis of diseases and disorders through less invasive methods, further driving demand for diagnostic imaging services. Additionally, the industry is seeing a shift towards the adoption of innovative technology in areas such as Artificial Intelligence (“AI”), which has the potential to transform diagnostic imaging and help with early diagnosis.

Oncology
Overview
Radiation therapy is the practice of delivering ionizing radiation to treat malignant and benign disease processes under the direction of a radiation oncologist. Radiation therapy is primarily used to treat cancer patients, as it kills cancer cells and reduces tumors via the highest possible dose of radiation, in order to destroy the cancerous cells while minimizing exposure to healthy surrounding tissue.
We specialize in the deployment and utilization of two primary targeted radiation therapy modalities: Linear accelerator (“Linac”) and guided robotic stereotactic radiosurgery (“SRS”). Both are utilized to treat the most common and some of the deadliest cancers in the U.S., including breast, lung, prostate, colon, melanoma and brain cancer. Within the broader scope Linac and SRS therapy options, we provide access to several additional radiation treatment options, including:

•
Three-dimensional conformal radiation therapy
(“3D-CRT”):
3D-CRT
uses three-dimensional imaging data and three-dimensional treatment planning to more accurately and effectively plan and deliver Linac radiation treatments. It is the most common form of technology used in practices and may be supplanted by intensity modulated radiation therapy (“IMRT”) or in conjunction with image guided radiation therapy (“IGRT”) when the specific case requires a higher level of precision or conformality.

•
IMRT
: IMRT entails the use of multiple beams of radiation delivered by a Linac whose intensity is adjusted individually during the actual daily treatment delivery to allow the radiation that is delivered to conform as closely as possible to the three-dimensional volume of the tumor and simultaneously reduce the dose to neighboring normal healthy tissues. It requires extremely sophisticated and time-consuming treatment planning to determine what beam shapes and orientations should be used and what their intensities should be to provide the optimal patient treatment based on the patient’s anatomy of normal tissues and the targeted tumor volume. Extensive treatment quality assurance is required to ensure that all the beams are modulated and delivered correctly.

•
IGRT
: IGRT uses a number of different types of imaging technologies to localize precisely the patient and the tumor target volume at the time of each treatment delivery to ensure that the radiation is delivered to the correct location. IGRT is not a radiation treatment in and of itself; it is used in support of advanced forms of treatment delivery such as
3D-CRT,
IMRT, stereotactic body radiotherapy (“SBRT”) and SRS.

•
SRS and SBRT
: SRS was originally developed for intracranial applications. The technology is now being used in a range of extracranial applications such as spine, lung, prostate and other disease sites in the form of SBRT. SRS and SBRT deliver a very high dose of radiation in 1 to 5 treatments as opposed to the 10 to 40 treatments used for
3D-CRT,
IMRT and IGRT. Due to the extremely high doses used for SRS and SBRT, the need for precision in the planning and delivery of the treatment is critical. SRS/SBRT is delivered with a range of advanced technologies such as the CyberKnife
®
, Gamma Knife
®
, BrainLab
™
,
Novalis-Tx
™
, TrueBeam STx
™
, Trilogy
™
, VERO, TomoTherapy
®
, Elekta Infinity
™
and Axesse
™
.

•
Low dose rate brachytherapy (“LDR”)
: LDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Radioactive isotopes encased in a metal jacket the size of a grain of rice (“seeds”) are implanted directly in the tumor through needles, with the seeds permanently left in place, or left in place temporarily within catheters (thin hollow tubes) and removed with the catheters when treatment is completed. The radioactive isotopes decay over time (days to years) to an inert form and in the process gradually release ionizing radiation called gamma rays, which are generally of low energy and thus deposit their therapy over short distances, thereby treating the cancer over time (hours to days).

•
High dose rate brachytherapy (“HDR”)
: Like LDR, HDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” HDR utilizes temporary seeds, made of radioactive isotopes that deliver a much higher dose of radiation over a much shorter period of time. These seeds are inserted and removed several times, over several minutes, one to two times per day, for 1 to 10 treatments delivered over 1 to 45 days, through catheters that are left in place for the entire course of care and then removed when the treatment course is completed.

Demand for cancer care is large and growing. Radiation therapy services are essential to cancer care with approximately 66% of cancer patients receiving radiation therapy as a part of their cancer care. As a result, the radiation therapy market is significant, with an estimated size of $3 billion. There are more than 2,300 radiation therapy centers across the country.
Radiation therapy treatment relies on the execution of technical services coordinated with professional physician and other medical clinician services. There are a number of highly trained professionals involved in the workflow. Care is led by the radiation oncologist, a specially trained physician who works with other physicians and the full radiation therapy staff to oversee each patient’s treatment and coordinates the most appropriate radiation therapy approach for each patient. The medical physicist assures the accurate delivery of all aspects of treatment, oversees dosimetrists, and ensures that treatments are properly planned specifically for each patient. The dosimetrist designs the treatment plan (including dose distributions and calculations) for a prescribed course of therapy. This includes all specific dose calculations for each patient. The radiation therapist administers radiation therapy to patients via the specified equipment and monitors the patient during treatment. The radiation oncology nurse works with the patient and care team to provide support, care and resources before, during and after treatment. The center staff are team members who support clinical care and operations, which can include front desk staff, site administrators, navigators and others.
There are a number of different Medicare payment methodologies for radiation therapy based on the site of service. Sites operating as an integrated department of the hospital are reimbursed under the Hospital Outpatient Prospective Payment System (“HOPPS”). Freestanding outpatient radiation therapy providers are reimbursed under the Medicare Physician Fee Schedule (“MPFS”). Reimbursement rates are typically higher for procedures performed at a hospital outpatient department (“HOPD”), which are off-campus
outpatient centers that are clinically and financially integrated with the hospital. In recent years, there has been a shift towards site-neutral payments by lowering payments to HOPDs. In the 2019 Medicare HOPPS final rule, CMS set reimbursement rates for certain HOPD centers equal to 40% of HOPPS beginning in 2020 with an exception for certain HOPD centers that billed under HOPPS prior to November 2, 2015.
Our oncology segment derives revenue from both HOPPS and MPFS. Approximately two-thirds
of revenue is billed to the health system or hospital partner under contractual arrangements and the remaining one-third
of revenue is billed directly to the payor. For sites that are contracted with hospitals or health systems, the majority of centers fall under HOPPS. These centers are not subject to some of the recent developments despite the shift to site neutrality since these centers have either been “grandfathered in” (as have been billing under HOPPS since prior to 2015) or are located on the hospital property. For sites that bill payors directly, the vast majority of sites bill under MPFS.
Radiation therapy reimbursement has generally remained stable across our key areas of service, while site neutrality rules are expected to have minimal impact. In December 2015, Congress passed the Patient Access and Medicare Protection Act, which sought to develop an episodic alternative payment model for radiation therapy services. This resulted in the Radiation Oncology (“RO”) model, which aims to improve the quality of care for patients while moving towards a simplified and predictable payment system. The model will reimburse providers based on prospective, site neutral, episode-based payments for
90-day
episodes. Participants will be paid in two installments per episode (beginning and end) with reimbursement split into professional (fee for physician services) and technical components (fee for use of the facility). The program also includes the reporting of performance on quality measures, clinical data, and patient experience, which will be factored into payments. The Protecting Medicare and American Farmers from Sequester Cuts Act was enacted on December 10, 2021 and included a provision that prohibited implementation of the RO model prior to January 1, 2023. Congress or CMS may act to delay implementation again, or may revise the model before implementation. We believe our focus on clinical quality, operational efficiency, and value-based care, as well as our integrated service line approach, position us well for the new reimbursement model.

Competitive Strengths
Comprehensive radiology and oncology solutions provider
Through our acquisition of Alliance, we deliver a full suite of outsourced outpatient solutions to hospital, health system and physician group partners. We believe radiology and oncology are highly complementary business lines and there are a number of efficiencies to being able to offer both for our customers. Both radiology and oncology are clinically sophisticated, critical service lines for hospitals. As a result, hospitals often rely on third parties to provide these services, and would benefit from being able to procure both services from a single provider. Providing both services also results in valuable referral network benefits, enables care management opportunities and opens the possibility of cost-based initiatives for oncology care. There is often overlap in the radiology and oncology patient base, since oncology patients require advanced imaging for effective diagnosis and staging efficient treatment and management of recurrence.
In addition to the clinical benefits of offering both services, the business models of radiology and oncology are highly complementary. Both businesses are outpatient oriented, providing for significant health system partnership opportunities and complementary business development approaches. Both specialties have an impact on referral and patient care journeys and are administratively complex, which represents a key pain point for hospital administrators. In addition, offering both specialties allows us to take advantage of shared infrastructure, including physician outreach, strategic marketing, operations, quality and safety, logistics and supply chain, patient scheduling and prior authorizations, payor relations and contracting, revenue cycle management, accounting and finance, IT, HR, legal, compliance, and others.
Well positioned to take advantage of long-term industry tailwinds
We are well positioned to take advantage of many of the long-term trends in healthcare. In recent years, there has been an enhanced focus on patient experience and customer service. We pride ourselves on a commitment to excellence and patient satisfaction, including offering quality service, short wait and turnaround times, compassionate care and convenience to all patients. Our scale and operational expertise enable us to access the latest advances in technology and information systems and to offer hospital-level expertise within a local setting. Other trends in healthcare that will benefit us include an increased focus on early detection, strict standards for clinical quality, measurable patient satisfaction, and clinical care productivity and efficiency. Our ability to offer both radiology and oncology services puts us in a unique position to help detect and accurately diagnose cancer, and to guide and deliver more targeted, efficient and effective treatments. In addition, our proven approach to improving operational performance and best-in-class operational
infrastructure allows us to deliver care efficiently with high productivity.
We are well positioned to take advantage of the continued shift in care delivery from inpatient to outpatient locations as payors and patients increase their focus on increasing access and convenience and reducing costs. Our longstanding, shared focus on outpatient care delivery in both hospital and freestanding facilities offers unique expertise for hospitals, health systems and physician groups. As pressure to move to lower-cost sites of care increases for hospitals, our ability to assist them with both on and off-campus outpatient
solutions will be impactful, as well as our ability to provide freestanding expertise in convenient locations, with shorter wait times, increased likelihood of subspecialty interpretations and faster turnaround times.
Stable and diversified revenue base
We benefit from a well-diversified stream of revenues that spans multiple service offerings, geographies, modality offerings, and physician networks. We believe that our diversified service offerings enable us to better serve our health system and hospital partners and offer “one-stop-shopping” for
administrators charged with finding better outsourced solutions.
We have no material revenue concentration in any health system or hospital customer or from any commercial insurance payor. We believe that this diversity in revenue sources decreases the risk to our business from the loss of any single customer or payor relationship, or changes to reimbursement rates from any single payor.
Where we bill payors directly, we are
also in-network with
substantially all of our commercial payors and believe we are the ideal partner for payors who seek to provide high quality care to patients at a low cost. By partnering with the vast majority of all major payors in our geographic footprint, we are able to provide significant savings to our payor partners by ensuring patients stay within their networks using our system of conveniently located facilities. Payor reimbursement levels are negotiated via contracts with each individual payor. These contracts allow for separate reimbursement schedules for each of the payor’s respective clients, depending on the member’s individual coverage plan.
Within our radiology segment, we leverage a large network of radiologists, with some radiologists working on-site and
others working remotely. Given our vast network of radiologists and dynamic IT platform, we do not rely heavily on any single radiologist to drive business. Our scale and density within selected geographies allows us to create close, long-term relationships with local radiology groups and referring physicians. In addition, our multimodality imaging offering provides a one-stop-shop for
patients and referring physicians.

Partner of choice for health systems
We have developed deep, long-standing relationships with approximately 1,000 hospitals and healthcare providers across the country. We are partnered with 25 of the 30 largest U.S. health systems. Our customers are health systems and hospitals seeking best-in-class partners
to enable a capital efficient network and to expand their U.S. essential outpatient radiology and oncology services.
We believe that healthcare trends will foster hospital- and health-system-centric models, even as shifts to lower-cost outpatient care continue and will allow us to expand our platform. As hospitals consolidate and seek partners with regional or national scale and expertise in different clinical settings, our national footprint enables us to leverage our position as a trusted partner to expand our services as an outsourced service partner. We are focused on building around the hospital’s existing network, patients and partnerships to assist our partners in delivering a full continuum of care within our communities; this legacy of hospital partnering will enable us to take advantage of favorable healthcare industry trends such as increasingly higher hospital expenditures, growing elderly population, higher cancer incidences, and increased patient flows to hospitals resulting from health system integrations, industry consolidation, and increased covered lives under the Affordable Care Act.
Additionally, the industry is seeing a shift towards outsourced clinical services. Currently, we estimate that approximately 90% of hospitals already outsource, or are considering outsourcing, one or more services, and we estimate that expenditures by hospitals on outsourced services are growing by at least 5% per year. These market trends will drive demand for services, enabling us to capitalize on our hospital-centric strategy, providing a platform for expansion.
Consumer driven brand development
Our brand is defined by intentional engagement with critical decision makers, including a consistent focus on the consumer (including current or future patients, as well as patients’ loved ones). The consumer is at the heart of our strategy as increasing out of pocket costs, price transparency and access to sophisticated medical information online are changing consumer behavior in healthcare services. This is evidenced by the emergence of high deductible health plans. The Kaiser Family Foundation estimates that the percentage of U.S. workers enrolled in high deductible plans with a health savings account increased from approximately 4% in 2007 to approximately 28% in 2021. Our commitment to outreach, compassionate care, operational excellence and service delivery optimizes the consumer’s experience at our clinics.
We provide a consistent patient experience, standardized through technology and investments in our people and processes. All patient facing employees are trained on delivering our brand promises by way of our intentional values, as well as our policies and procedures. Our brand strategy is focused on aligning our position in the market for the needs of our patients and partners, so that we are the go-to provider
of outpatient diagnostic imaging and/or radiation therapy services to patients in our service areas. We strive to provide shorter waiting times, convenient locations, competitive pricing, compassionate and high-quality clinical care, quality equipment and software, concise interpretations by subspecialty radiologists and top-tier expertise
and consistency.
Business Strategy
Continued strong organic volume growth
Our organic growth strategy is based on a sales and marketing platform which utilizes relationships with local referring physicians and consumer engagement to drive new business. To ensure the continued strength of relationships with referring physicians, we employ a field-based sales team whose primary responsibility is establishing new relationships and maintaining existing relationships with referring physicians. Relationships with new referring physicians are developed through our value proposition (i.e., consistent service, excellent patient care and referring provider communications, contracts with substantially all payors, convenience and access to top subspecialty radiologists and radiation oncologists). Existing relationships are maintained by ensuring we continue to deliver our value proposition in a consistent manner. We stress the importance of operational excellence, which ultimately manifests itself in a better patient experience.

To ensure continuous engagement with the community — including consumers, patients and their loved ones — we deploy a number of market-specific, direct-to-consumer
marketing and communications strategies, focused largely on digital outreach (e.g., websites, search engine optimization, online reputation management, digital advertising and social media) and addressing consumers’ most critical questions: how to decide, what to expect, how to prepare, what they will pay and what will happen next. Our marketing strategies and tactics are coordinated through centralized resources with expertise in specific areas and on a shared platform to ensure compliance with healthcare marketing regulations.
Within our radiology segment, in markets with robust demand, we will consider adding modalities in centers that are currently only single or dual modality centers. Multi-modality centers help diversify risk while contributing positively to our margins and provide referring physicians with a
“one-stop
shop” for their patients. To attain growth and offer a competitive differentiator in key markets, we will also consider replacing or adding new technologies and equipment. While reimbursement rates may not change with newer equipment, we believe this strategy, particularly in competitive markets, will offer us a market advantage which will ultimately lead to increased volumes. An example of this is our investment in 3D digital mammography, which is preferred by many women who can self-refer for mammography, and is now being reimbursed by many of the large national insurance payors in addition to Medicare.
Cross-sell opportunities
We plan to take advantage of cross-sell opportunities of additional services to existing customers. In particular, we believe that there is a significant competitive advantage to offering both radiology and oncology services to our hospital customers. Offering both services allows our hospital partners to procure multiple outsourced outpatient solutions from a single, high-quality provider. We plan to leverage our health system and hospital partnerships in radiology to cross-sell oncology services and vice-versa.
Our radiology and oncology sales and business development teams regularly coordinate and collaborate their hospital efforts. We plan to continue and further strengthen this sales strategy with a focus on selling an entire suite of outpatient solutions rather than single specialty services.
Form new hospital partnerships
We believe there is an opportunity to enhance existing and form new hospital partnerships as hospitals continue to accelerate the development of their outpatient care strategies. We believe that these enhancements could result in enhanced volume growth at existing centers, and the new relationships could result in the potential to open or service new centers. We plan to leverage our expertise in forming new, and growing existing, hospital partnerships.
Proven acquisition strategy
We have significant experience in acquiring and integrating business into our platform, improving the operational performance of those businesses, and realizing synergies. Our acquisition strategy is led by our Chairman and
Co-Chief
Executive Officer, Riadh Zine. Mr. Zine has grown Akumin through a carefully executed, highly acquisitive, strategy based on a distinct set of criteria: (i) market density, (ii) market growth potential, (iii) operational integration potential, (iv) assets and compliance assessment and (v) attractive valuation multiples. We look to acquire individual or portfolios of centers that have a meaningful presence in their respective market and a high potential for organic growth.
Regulation
General
The healthcare industry is highly regulated, and changes in the regulatory environment could significantly affect our operations in the future. Our ability to operate profitably will depend in part upon us obtaining and maintaining all necessary licenses and other approvals and operating in compliance with applicable healthcare regulations. We believe healthcare regulations will continue to change. Therefore, we monitor developments in healthcare law and modify our operations from time to time as the business and regulatory environment change.

Licensing and Certification Laws
Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers, oncology centers and establishment of radiology and oncology service lines are subject to various federal and state laws, regulations and approvals concerning licensing or certification of facilities and personnel. In addition, free-standing diagnostic imaging centers that provide services not performed as part of a physician’s office must meet Medicare requirements to be certified as an independent diagnostic testing facility before it can be authorized to bill the Medicare program.
Corporate Practice of Medicine
In many of the states in which we operate, a lay person or any entity other than a professional corporation or other similar professional organization is not allowed to practice medicine, including by employing professional persons or by having any ownership interest or profit participation in or control over any medical professional practice. The laws of such states also prohibit a lay person or a non-professional
entity from exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting professional fees with physicians. We structure our relationships with the radiology practices, including the purchase of diagnostic imaging centers, in a manner that we believe keeps us from engaging in the practice of medicine, exercising control over the medical judgments or decisions of the radiology practices or their physicians, or violating the prohibitions against fee-splitting.
Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute
During the year ended December 31, 2021, approximately 12.1% of our net service revenue was derived from federal government sponsored healthcare programs (Medicare) and 1.8% from state sponsored programs (Medicaid).
Federal law known as the Anti-kickback Statute prohibits among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. Noncompliance with the federal Anti-kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs and civil and criminal penalties.
The Anti-kickback Statute is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Voluntary statutory exceptions and regulatory safe harbors protect certain business transactions and arrangements that are structured to comply fully with an applicable safe harbor. Although full compliance with these provisions ensures against prosecution under the federal Antikickback Statute, transactions and arrangements that do not satisfy all elements of a relevant safe harbor do not necessarily violate the law. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case
basis in light of the parties’ intent and the arrangement’s potential for abuse.
Although some of our arrangements may not fall within a safe harbor, we believe that such business arrangements do not violate the Anti-kickback Statute, because we are careful to structure them to reflect fair market value and ensure the reasons underlying our decision to enter into a business arrangement comport with reasonable interpretations of the Anti-kickback Statute. However, even though we continuously strive to comply with the requirements of the Anti-kickback Statute, liability under the Anti-kickback Statute may still arise because of the intentions or actions of the parties with whom we do business. While we are not aware of any such intentions or actions, we have only limited knowledge regarding the intentions or actions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities such as the OIG.
Medicare and Medicaid Fraud and Abuse – Stark Law
The Ethics in Patient Referrals Act of 1989, commonly known as the Stark Law, generally prohibits a physician who has (or whose immediate family member has) a financial relationship with a provider from making referrals to that entity for “designated health services” if payment for the services may be made under Medicare. If such a financial relationship exists, referrals are prohibited unless a statutory or regulatory exception is available. The Stark Law also prohibits the entity from billing for any such prohibited referral. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $26,125 for each violation referral and $174,172 for participation in a circumvention scheme, as of November 15, 2021. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.

Under the Stark Law, radiology and certain other imaging services and radiation therapy services and supplies are considered designated health services subject to the self-referral prohibition. Such services include the professional and technical components of any diagnostic test or procedure using
X-rays,
ultrasound or other imaging services, CT, MRI, radiation therapy and diagnostic mammography services (but not screening mammography services). PET and nuclear medicine procedures are also included as designated health services under the Stark Law.
The Stark Law provides that a request by a radiologist for diagnostic radiology services, and a request by a radiation oncologist for radiation therapy, if such services are furnished by (or under the supervision of) such pathologist, radiologist, or radiation oncologist pursuant to a consultation requested by another physician does not constitute a referral by a referring physician. If such requirements are met, the Stark Law self-referral prohibition would not apply to such services. The effect of the Stark Law on the radiology practices, therefore, will depend on the precise scope of services furnished by the applicable physicians and whether such services derive from consultations or are self-generated.
We believe that, other than self-referred patients, all of the services covered by the Stark Law provided by the contracted radiology practices and by radiation oncologists who are invested in our cancer centers derive from requests for consultation by non-affiliated
physicians. Therefore, we believe that the Stark Law is not implicated by the financial relationships between our operations and the contracted radiology practices or the radiation oncologists who are invested in our cancer centers. In addition, we believe that we have structured our acquisitions of the assets of existing practices, and we intend to structure any future acquisitions, so as not to violate the Anti-kickback Statute, Stark Law and the regulations related to these laws. Specifically, we believe the consideration paid by us to physicians to acquire the tangible and intangible assets associated with their practices is consistent with fair market value in arms’ length transactions and is not intended to induce the referral of patients or other business generated by such physicians. Should any such practice be deemed to constitute an arrangement designed to induce the referral of Medicare or Medicaid patients, then our acquisitions could be viewed as possibly violating the Anti-kickback Statute. Determination of liability under any such laws could have a material adverse effect on our business, financial condition and results of operations.
Medicare and Medicaid Fraud and Abuse – General
The federal Recovery Audit Program, among other program integrity audits, is part of the federal government’s effort to identify and correct improper Medicare payments by reviewing claims on a post-payment basis and detecting and collecting any overpayments made on claims of healthcare services provided to Medicare beneficiaries. These audits serve to intensify governmental scrutiny of individual providers. An unsatisfactory audit of any of our diagnostic imaging facilities, contracted radiology practices or radiation therapy centers could result in any or all of the following: significant repayment obligations, exclusion from Medicare, Medicaid or other governmental programs, and civil and criminal penalties.
Federal regulatory and law enforcement authorities have increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules, including laws and regulations that govern our activities and the activities of the radiology practices, independent diagnostic testing facilities and radiation therapy centers. The federal government also has increased funding to fight healthcare fraud and is coordinating its enforcement efforts among various agencies, such as the U.S. Department of Justice, the OIG, and state Medicaid fraud control units. The government may investigate our or the radiology practices’ activities, claims may be made against us or the radiology practices and these increased enforcement activities may directly or indirectly have an adverse effect on our business, financial condition and results of operations.
State Anti-kickback and Physician Self-referral Laws
Many states have adopted laws similar to the federal Anti-kickback Statute and the Stark Law. Some of these state prohibitions apply to services and the referral of patients for healthcare services reimbursed by any source, not only the Medicare and Medicaid programs. Although we believe that we comply with federal and state anti-kickback laws and self-referral laws, any finding of a violation of these laws could subject us to criminal and civil penalties or possible exclusion from federal or state healthcare programs or termination of contracts with private insurance payors. Any penalties or adverse actions would adversely affect our financial performance and our ability to operate our business.

Federal False Claims Act
The federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual, a “whistleblower,” who is an original source of the allegations. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, and the government has taken the position that claims presented in violation of the federal Antikickback Statute or Stark Law may be considered a violation of the federal False Claims Act. Penalties include civil penalties of not less than $11,803 and not more than $23,607 for each false claim as of December 13, 2021, plus three times the amount of damages that the federal government sustained because of the act of that person. In addition to civil enforcement under the False Claims Act, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that we have violated the False Claims Act could have a material adverse impact on our reputation, business, results of operations and financial condition.
Further, states are adopting false claims acts similar to the federal False Claims Act, which establish liability for submission of fraudulent claims to the state Medicaid program and contain whistleblower provisions. Even in instances when a whistleblower action is dismissed without judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Future actions under the False Claims Act or state law equivalents may result in significant fines and legal fees, which would adversely affect our financial performance and our ability to operate our business.
Whistleblower actions initiated under the federal False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could lead to proceedings without our knowledge. Certain of our facilities and radiology practices have received and may receive, inquiries, civil investigative demands, or subpoenas from federal and state agencies. Governmental investigations, as well as whistleblower lawsuits, may lead to significant fines, penalties, settlements or other sanctions, including exclusion from federal and state healthcare programs. We are and have been subject to civil investigative demands and investigations from time to time regarding our compliance with physician supervision requirements for MRI procedures and other diagnostic imaging tests, as well as our sales and marketing practices and financial arrangements with physicians. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements.
Healthcare Reform Legislation
CMS uses a perceived equipment utilization rate to allocate the cost of equipment for purposes of determining physician service practice expenses, which influence the calculation of payment for physician services. In regulations promulgated in November 2009, CMS set the utilization rate at 90% for certain diagnostic equipment. Healthcare reform legislation enacted in 2010 required CMS to use a presumed equipment utilization rate of 75% in computing physician practice expense relative value units for advanced diagnostic imaging services (such as MRI, CT and PET). Excluded from the adjustment is low-technology
imaging modalities such as ultrasound,
X-ray
and fluoroscopy. Raising the assumed equipment utilization rate changes the calculation in such a way that the per unit technical payment for each service is decreased. The higher utilization rate was fully implemented beginning in 2011. This utilization rate was further increased to 90% by the American Taxpayer Relief Act of 2012 (“ATRA”), effective January 1, 2014.
The aim of increased utilization of diagnostic imaging services is to spread the cost of the equipment and services over a greater number of scans, resulting in a lower cost per scan. These changes caused reductions in Medicare reimbursement for medical imaging and have resulted in decreased revenue for the scans we perform for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”). Among numerous changes to the tax code, the Tax Act repealed the individual mandate tax penalty (the “Individual Mandate”), a PPACA provision that required individuals to pay additional taxes if he or she was uninsured during the year. This change ultimately spurred several legal challenges to the Affordable Care Act, including the
California v. Texas
case, which was decided by the US Supreme Court in June 2021. Plaintiffs in the case argued, among other things, that the PPACA must fall in whole or in part because the constitutional basis authorizing congressional enactment of the law no longer was available. The Supreme Court ultimately upheld the healthcare reform law, even without the tax penalty on individuals.
Repeal of the Individual Mandate may lead to more people being uninsured, and could raise premium rates for insured persons. Such a development could affect reimbursement, coverage, and utilization of diagnostic imaging services in ways that are currently unpredictable. The American Rescue Plan, enacted in March 2021, expanded the availability of advanced premium tax credits (APTCs) to eligible low-
to moderate-income individuals who purchase insurance in the federal and state exchange marketplaces. As a result of this financial support, among other factors, health insurance enrollments through the exchange marketplaces hit all-time
highs in 2021. These subsidies are available only for 2021 and 2022, and will expire without further congressional action. If Congress allows the subsidies to expire or be reduced, it is possible that fewer people may be insured in future years. Such a development could affect reimbursement, coverage, and utilization of diagnostic imaging services in ways that are currently unpredictable. Other changes to the PPACA (whether through legislation or judicial action), including further rollbacks or full repeal of the PPACA being sought by congressional and state members, or expansion of the PPACA (including, but not limited to, the development of a “public option” that would compete with private insurers to offer coverage to both individuals and those with employer sponsored insurance) being sought by the Biden Administration, could have similarly unpredictable effects.
Health Insurance Portability and Accountability Act of 1996
Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable healthcare information. HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable protected health information (“PHI”). HIPAA imposes federal standards for electronic transactions, for the security of electronic health information and for protecting the privacy of PHI. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), signed into law on February 17, 2009, dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals, DHHS and prominent media outlets, of certain breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $60,226 per violation and up to $1,806,757 per year.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us. Further, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including PHI maintained by a covered entity or a business associate, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Further, the California Privacy Rights Act (the “CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

We believe that we are in compliance with the current HIPAA requirements, as amended by HITECH, and comparable state laws, but we anticipate that we may encounter certain costs associated with future compliance. Moreover, we cannot guarantee that enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with ours, or the interpretations of our contracted radiology practices or their affiliated physicians. A finding of liability under the HIPAA standards may result in significant criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid, and a finding of noncompliance may have a significant reputational impact. These actions could have a material adverse effect on our business, financial condition, and results of operations.
U.S. Food and Drug Administration or FDA
The FDA has issued the requisite
pre-market
approval for all of the MRI and CT systems we use.
Our mammography systems are regulated by the FDA pursuant to the Mammography Quality Standards Act of 1992, as amended by the Mammography Quality Standards Reauthorization Acts of 1998 and 2004 (collectively, the “MQSA”). All mammography facilities are required to meet the applicable MQSA requirements, including quality standards, be accredited by an approved accreditation body or state agency and certified by the FDA or an
FDA-approved
certifying state agency. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards that include, among other things, annual inspection of the facility’s equipment, personnel (interpreting physicians, technologists and medical physicists) and practices.
Compliance with these MQSA requirements and standards is required to obtain Medicare payment for services provided to beneficiaries and to avoid various sanctions, including monetary penalties, or suspension of certification. Although the Mammography Accreditation Program of the American College of Radiology is an approved accreditation body and currently accredits all of our facilities that provide mammography services, and although we anticipate continuing to meet the requirements for accreditation, if we lose such accreditation, the FDA could revoke our certification. Congress has extended Medicare benefits to include coverage of screening mammography, but coverage is subject to the facility performing the mammography meeting prescribed quality standards described above. The Medicare requirements to meet the standards apply to diagnostic mammography and image quality examination as well as screening mammography.
Healthcare Professional Licensing
The radiologists and other healthcare professionals providing professional medical services at our facilities are subject to licensing and related regulations by the states in which they provide services. As a result, we require the radiology groups with which we contract to require those radiologists and other healthcare professionals to have and maintain appropriate licensure. We do not believe that such laws and regulations will either prohibit or require licensure approval of our business operations, although no assurances can be made that such laws and regulations will not be interpreted to extend such prohibitions or requirements to our operations.
Insurance Laws and Regulation
States in which we operate have adopted certain laws and regulations affecting risk assumption in the healthcare industry, including those that subject any physician or physician network engaged in risk-based managed care to comply with applicable insurance laws and regulations. These laws and regulations may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to the contracted radiology practices, limiting their ability to enter into capitated or other risk-sharing managed care arrangements and indirectly affecting our revenue from the contracted practices.
U.S. Federal Budget
We derive a substantial portion of our revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies and/or health plans, including but not limited to those participating in the Medicare Advantage program. As a result, any negative changes in governmental capitation or fee-for-service
rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results.

Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount of charges for services. Moreover, if our costs increase, we may not be able to recover our increased costs from these programs. Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services as a result of budgetary constraints, cost containment pressures and other reasons. We believe that these trends in cost containment will continue.
These cost containment measures, and other market changes in non-governmental
insurance plans, have generally restricted our ability to recover, or shift to non-governmental
payors, any increased costs that we experience. Our integrated care business and financial operations may be materially affected by these developments.
Environmental Matters
The facilities we operate or manage generate hazardous and medical waste subject to federal and state requirements regarding handling and disposal. We believe that the facilities that we operate and manage are currently in compliance in all material respects with applicable federal, state and local statutes and ordinances regulating the handling and disposal of such materials. We do not believe that we will be required to expend any material additional amounts in order to remain in compliance with these laws and regulations or that compliance will materially affect our capital expenditures, earnings or competitive position.
Available Information
This Annual Report on
Form 10-K,
our quarterly reports on
Form 10-Q
or
Form 6-K,
our current reports on
Form 8-K
or
Form 6-K,
and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC and the Canadian Securities Administrators (“CSA”). These reports are available free of charge on our website,
 www.akumin.com
, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the CSA. Our code of ethics is also available free of charge on our website. Information contained on, or accessible through, our website is not a part of this Annual Report on
Form 10-K,
and the inclusion of our website address in this document is an inactive textual reference.
Additionally, filings with the SEC may be accessed through the SEC’s website at
 www.sec.gov
 and our filings with the CSA may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval at
www.sedar.com
.
Item 1A. Risk Factors
Risk Factor Summary
We are providing the following summary of the risk factors contained in this Annual Report on Form
10-K
to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form
10-K
in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

•
Significant costs have been incurred in connection with the consummation of the acquisition of Alliance and are expected to be incurred in connection with the integration of Akumin and Alliance into a combined company, including legal, accounting, financial advisory and other costs.

•	We may not realize the anticipated benefits of the Alliance acquisition.

•
We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses or experience material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our Common Shares.

•	We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.

•
We face various risks related to health epidemics and other outbreaks, including the global outbreak of
COVID-19,
which may have material adverse effects on our business, financial condition, results of operations and cash flows.

•	We experience competition from other outpatient diagnostic imaging companies and hospitals, and this competition could adversely affect our revenue and business.

•	If our contracted radiology and radiation oncology practices lose a significant number of physicians, our financial results could be adversely affected.

•	We are and may from time to time become subject to additional professional malpractice liability, which could be costly and negatively impact our business.

•	We may not be able to secure additional financing, which may impair our ability to complete future acquisitions.

•	We may engage in litigation with our partners and contractors.

•	The regulatory framework in which we operate is uncertain and evolving.

•
Failure to structure our operations in compliance with federal and state laws and regulations, including anti-kickback, self-referral, false claims or other fraud and abuse laws, could result in substantial penalties.

•
We may from time to time become the subject of legal, regulatory and governmental proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.

•
Federal and state privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, and our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

•	We have significant liabilities which require us to generate sufficient cash flows from operations in order to make mandated payments of principal and interest.

•	We face liquidity risks and may encounter difficulty raising funds to meet our financial commitments.

•
The effect of the uncertainty relating to potential future changes to U.S. healthcare laws may increase our and our partners’ and contractors’ healthcare costs, limit the ability of patients to obtain health insurance, increase patients’ share of health care costs and negatively impact our financial results.

•	We operate outpatient diagnostic imaging and oncology centers in some regions that are exposed to natural disasters, public health epidemics and other calamities.

•
We may be unsuccessful in evaluating material risks involved in completed and future investments, which could impact our ability to realize the expected benefits from future investments and acquisitions.

•	Market rate fluctuations could adversely affect our results of operations.

•	We may not be able to generate sufficient cash to service our debt obligations.
Risk Factors
You should consider carefully the following risk factors, as well as the other information in this Annual Report on
Form 10-K,
including our consolidated financial statements and notes thereto. If any of the events described in the following risks actually occur, our business, financial conditions, results of operations and prospects could be materially adversely affected. This Annual Report on
Form 10-K
also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See “Special Note Regarding Forward-Looking Statements.” The risks below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and/or prospects.
Risks Relating to the
COVID-19
Pandemic
We face various risks related to health epidemics and other outbreaks, including the global outbreak of
COVID-19,
which may have material adverse effects on our business, financial condition, results of operations and cash flows.

On January 31, 2020, the Secretary of U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel strain of coronavirus (“COVID-19”). On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. This disease continues to circulate throughout the United States and globally. The
COVID-19
pandemic is significantly affecting our employees, patients, facilities, communities and business operations, as well as the U.S. and Canadian economy and financial markets.
Labor shortages resulting from the
COVID-19
pandemic, including burnout and attrition, may lead to increased difficulty in hiring and retaining staff as well as increased labor costs. Our inability to attract and retain qualified personnel could significantly harm our operations, business, and ability to compete. The
COVID-19
pandemic has also resulted in widespread global supply chain disruptions to vendors including critical supply shortages, significant material cost inflation and extended lead times for items that are required for our operations. In addition, as of October 2021, the U.S. was widely reported to be experiencing serious supply chain disruptions as a result of substantial backlogs of container ships seeking to unload cargo at major ports on both the west and east coasts, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues, and a shortage of warehouse space in close proximity to the affected ports. Widespread shortages of supplies and consumer goods resulting from these supply chain disruptions are expected to continue. Any such interruptions to our supply chain caused by these backlogs could increase our costs and could limit the availability of products critical to our operations. While we have not been significantly impacted by these backlogs to date, if not resolved, these backlogs and related logistics issues could result in material delays and increased costs for our operations and the U.S. economy generally.
As
the COVID-19 crisis
continues to evolve, the full extent to which
the COVID-19 pandemic
will impact our business, results of operations, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted. For example, we are not able to predict or control the severity or duration of the pandemic, including whether there will be additional periods of increases in the number of COVID-19 cases
in areas in which we operate, the timing and availability of effective medical treatments and vaccines or the efficacy of public health controls. At this stage, we have no certainty as to how long the pandemic, or a more limited epidemic, will last, what regions will be most affected or to what extent containment measures will be applied. Imaging and oncology centers are healthcare facilities and as such are generally considered an essential service and expected to continue to operate during any epidemic or pandemic. However, there is potential that actions taken by government, or referring physicians or individual actions, in response to containment or avoidance of this coronavirus could impact a patient’s ability or decision to seek medical services at a given time which could have a significant impact on volume at our centers leading to temporary or prolonged staff layoffs, reduced hours, closures and other cost containment efforts. Further, there is potential that certain services which are not urgent and can be deferred without significant harm to a patient’s health may be delayed, either by us in response to local laws, recommendations from public health authorities or voluntarily by the patient. In addition, there is potential that the
COVID-19
pandemic could impact supply chains, including our supply of personal protective equipment, and lead to personnel shortages, each of which could impact our ability to safely perform imaging and oncology services. It is also possible social distancing efforts and sanitization and decontamination procedures could cause delays in the performance of imaging and oncology services. Depending on the severity and duration of the
COVID-19
pandemic, there is potential for us to incur incremental credit losses beyond what is currently expected and potential reduction in revenue and income and asset impairments.
The COVID-19 pandemic,
changes in patient behavior related to illness, pandemic fears and market downturns, and restrictions intended to slow the spread of
COVID-19,
including quarantines, government-mandated actions, stay at home orders and other restrictions, have led to disruption of our business and volatility in the global capital markets. The U.S. government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the COVID-19 pandemic,
including the passage of the United States Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Additionally, we have received certain funding and other relief under the CARES Act, as described more fully in the Company’s public disclosure. Nonetheless, we have no assurance that such types of measures and funding whether already enacted or to be enacted will be effective or achieve their desired results in a timely fashion, including as it relates to our business operations. Moreover, while we believe we are in compliance with the applicable terms and conditions of funding under the CARES Act, compliance-related guidance for the program remains in development, and we may face enforcement risk if we are found to have failed to comply with such terms and conditions.

If significant portions of our workforce are unable to work effectively as a result of the
COVID-19
pandemic, including because of illness, quarantines, facility closures, ineffective remote work arrangements, supply chain disruptions or technology failures or other limitations, our operations would be adversely impacted. We have already incurred and will continue to incur additional costs related to protecting the health and well-being and meeting the needs of our patients, employees, medical staff members and contractors. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. We may also face liability to the extent we receive claims from our employees, customers or related third-parties alleging exposure to COVID-19 in
connection with our operations or at one of our facilities. In addition, we may be subject to a governmental enforcement action if we fail to comply with applicable health and safety regulations.
Our results of operations have been and will be negatively impacted by these developments. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could
affect us in substantial and unpredictable ways. Although social contact restrictions have eased across the U.S. and most states have lifted moratoriums on non-emergent procedures,
some restrictions remain in place, and some states
are re-imposing certain
restrictions due to increasing rates
of COVID-19 cases
as new variants emerge. Further, additional closings and restrictions on hours and services may occur for an unpredictable amount of time. Due to the concentration of our facilities in Texas and Florida, we are particularly sensitive to the increase in COVID-19 cases
in those states, where the pandemic could have a disproportionate effect on our business. Given the many uncertainties and far reaching consequences of potential developments, we cannot ensure that the COVID-19 outbreak
and the many related impacts will not require extended or additional imaging center closures and other disruptions to our business or will not materially and adversely affect our business, results of operations and financial condition in the period beyond December 31, 2021.
Broad economic factors resulting from the
current COVID-19 pandemic,
including high unemployment and underemployment rates and reduced consumer spending and confidence, also affect our service mix, revenue mix payor mix and patient volumes, as well as our ability to collect outstanding receivables. Business closings and layoffs in the areas where we operate may lead to increases in the uninsured and underinsured populations and adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered. Any increase in the amount or deterioration in the collectability of patient accounts receivable will adversely affect our cash flows and results of operations, requiring an increased level of working capital. In addition, our results and financial condition may be adversely affected by federal, state or local laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic
or the U.S. health care system, which could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow. Evolving factors such as the level and timing of the distribution of efficacious vaccines across the world and the extent of any resurgences of the virus or emergence of new variants of the virus, such as the Delta variant and the Omicron variant, may impact the stability of economic recovery and growth.
We are subject to cybersecurity risks and may incur increasing costs to minimize those risks.
Cybersecurity threats and incidents have increased in recent years, and we may be subject to heightened cyber-related risks in part due to the extended period of remote work arrangements due to the
COVID-19
pandemic. Recent cyberattacks purportedly originated by Russian controlled entities have exacerbated in the wake of Russia’s invasion of Ukraine and our systems may be infiltrated by foreign actors. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems and our proprietary systems. We are also required to effect electronic transmissions with third parties. We cannot guarantee that the controls and procedures we or third parties have in place to protect or recover our systems and information will be effective, successful or sufficiently rapid to avoid harm to our business.
Security breaches, including at third parties that have our information, could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents, such as ransomware attacks, that impact the availability, reliability, speed, accuracy or other proper functioning of our systems could have a significant impact on our operations and financial results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers or expose sensitive customer data, or give rise to monetary fines and other penalties, which could be significant.
Our systems have experienced various immaterial security breaches in the past that have not had a material impact on our business or financial condition. While management is not aware of a cybersecurity incident that has had a material effect on our operations, there can be no assurances that a cybersecurity incident that could have a material impact on us will not occur in the future.

The cybersecurity regulatory environment is evolving, and it is likely that the costs of complying with new or developing regulatory requirements will increase. In addition, we operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident or in the event of noncompliance by our personnel. Failure to comply with these obligations can give rise to fines and other penalties, which could be significant.
Risks Related to the Alliance Acquisition
Significant costs have been incurred in connection with the consummation of the acquisition of Alliance and are expected to be incurred in connection with the integration of Akumin and Alliance into a combined company, including legal, accounting, financial advisory and other costs.
We expect to incur costs to achieve the expected cost-savings in connection with the Acquisition, which may be significant and may be ongoing for the foreseeable future. In addition, we expect to incur a number of non-recurring costs
associated with combining our operations with those of Alliance, which cannot be estimated accurately at this time. Additional unanticipated costs may be incurred as we integrate our business with that of Alliance. Although we expect the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of our operations with those of Alliance, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. There can be no assurance we will be successful in our integration efforts.
We may not realize the anticipated benefits of the Alliance Acquisition.
We may not be able to successfully integrate Alliance’s operations with our own, and we may not realize all or any of the expected benefits of the Alliance Acquisition as and when planned. The integration of Alliance’s operations with our own will be complex, costly and time-consuming. We expect it will require significant attention from senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. The difficulties and risks associated with the integration of Alliance include:

•
the possibility we will fail to implement our business plans for the combined company, including as a result of legislation or regulation that affects the timing or costs associated with the operations of the combined company or our integration plan;

•	possible inconsistencies in the standards, controls, procedures, policies and compensation structures of the two companies;

•	limitations prior to the consummation of the acquisition on our ability to work with Alliance management to develop an integration plan;

•	the increased scope and complexity of our operations;

•	the entry by us into new lines of business;

•	requirements, if any, to divest certain of our businesses;

•	the potential loss of key employees;

•	the costs associated with our efforts to retain key employees;

•	provisions in our and Alliance’s contracts with third parties that may limit our flexibility to take certain actions;

•	risks and limitations on our ability to consolidate corporate and administrative infrastructures or cultures of the two companies;

•	undisclosed liabilities of Alliance for which we, as a successor owner, may be responsible;

•	obligations we will have to holders of our indebtedness, including Stonepeak; and

•	the possibility of unanticipated delays, costs or inefficiencies associated with the integration of Alliance’s operations with our own.
As a result of these difficulties and risks, we may not accomplish the integration of the two companies smoothly, successfully or within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of the Alliance Acquisition, such as financial and operational benefits, including increased revenues and cost savings.
We may be unable to realize the anticipated synergies from the Alliance Acquisition or may incur additional and/or unexpected costs in order to realize them.

We are implementing a series of cost savings initiatives at the combined company that we expect to result in synergies resulting from the Alliance Acquisition. For example, we believe that we will be able to achieve $24 million of cost synergies by the end of phase two, consisting of, among other things, integration of corporate, field and back office functions and equipment maintenance overhaul. We may be unable to realize all of these synergies within the timeframe expected or at all, and we may incur additional and/or unexpected costs in order to realize them.
Our operating results after the Alliance Acquisition may materially differ from the pro forma information presented.
The pro forma consolidated financial information presented in our public disclosure relating to the Alliance Acquisition is intended to illustrate the effect of the Alliance Acquisition and may not be an indication of our financial condition or results of operations following the Alliance Acquisition for several reasons. Adjustments and assumptions have been made after giving effect to the acquisition. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with accuracy. Our operating results after the acquisition may be materially different from those described in the adjusted pro forma information contained in our public disclosure. Among other things, the merger, financing, integration, restructuring and transaction costs related to the acquisition could be higher or lower than currently estimated, depending on how difficult it will be to integrate our business with that of Alliance.
As a result of the acquisition, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require us to incur substantial additional costs to recruit replacement personnel.
We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of the acquisition, our current and prospective employees, including Alliance employees, could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain current and prospective key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel, including Alliance employees, could have a material adverse effect on our business after consummation of the Alliance Acquisition. In addition, we currently do not maintain ‘‘key person’’ insurance covering any member of our management team.
We may not be able to enforce claims with respect to the representations and warranties that the Seller provided under the Share Purchase Agreement.
In connection with the Alliance Acquisition, the seller gave certain limited representations and warranties under the applicable share purchase agreement. We may not be able to enforce any claims against the seller including any claims relating to breaches of such representations and warranties. The seller’s liability with respect to breaches of its representations and warranties under the share purchase agreement, or the amount and coverage of any insurance obtained with respect to such representations and warranties, is limited.
Uncertainty regarding the Alliance Acquisition may cause customers and suppliers to delay or defer decisions concerning us and adversely affect our business, financial condition or results of operations.
Risks Related to Our Business
Our Common Shares may be delisted from the Nasdaq Stock Market or the Toronto Stock Exchange, which could negatively impact the price of our Common Shares, liquidity and our ability to access the capital markets.
The listing standards of the Nasdaq Stock Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on the Nasdaq Stock Market, our Common Shares may be delisted. If our Common Shares are delisted, it could reduce the price of our Common Shares and the levels of liquidity available to our stockholders.
The Toronto Stock Exchange may suspend from trading and delist an issuer’s securities if it determines that the issuer has failed to comply with the provisions of its listing agreement or with any other requirement of the Toronto Stock Exchange or such action is necessary in the public interest. The Toronto Stock Exchange has adopted certain quantitative and qualitative criteria under which it will normally consider the suspension from trading and delisting of securities including the financial condition and/or operating results of the issuer and the market value and public distribution of the issuer. Notwithstanding the foregoing, the Toronto Stock Exchange has authority to suspend from trading and delist securities whether or not such delisting criteria is applicable. If our Common Shares are delisted from the Toronto Stock Exchange, it could reduce the price of our Common Shares and the levels of liquidity available to our stockholders.

In addition, the delisting of our Common Shares could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our Common Shares could materially adversely affect our ability to raise capital. Delisting from the Nasdaq Stock Market or the Toronto Stock Exchange could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.
If our Common Shares were no longer listed on the Nasdaq Stock Market or the Toronto Stock Exchange, investors might only be able to trade on one of the over-the-counter
markets, including the OTC Bulletin Board
®
or in the Pink Sheets
®
(a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our Common Shares not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a limited amount of news and analyst coverage for us; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
Our strategy to grow our business through acquisitions is subject to significant risks.
A key component of our strategy to grow our business is to complete additional outpatient diagnostic imaging and oncology center acquisitions to expand our product range and increase our revenues. Accordingly, we will be dependent upon our ability to enter into acquisition agreements we believe are consistent with our business strategy. Risks in acquiring new outpatient diagnostic imaging and oncology centers include: (a) our ability to locate new centers that are attractive and complement our business; and (b) our ability to acquire these centers at attractive acquisition prices. We also face competition from other outpatient diagnostic imaging companies and oncology providers in acquiring outpatient diagnostic imaging and oncology centers, which makes it more difficult to find attractive products on acceptable terms. Accordingly, we may not be able to acquire rights to additional outpatient diagnostic imaging and oncology centers on acceptable terms, if at all. Further, we may not be able to obtain future financing for new acquisitions on acceptable terms, if at all or obtain consent of Stonepeak with respect to the notes they hold. Our inability to complete acquisitions of additional outpatient diagnostic imaging and oncology centers could limit the overall growth of our business.
Our failure to integrate the businesses we acquire successfully and on a timely basis could reduce our profitability.
We may never realize expected synergies, business opportunities and growth prospects in connection with our acquisitions. We may experience increased competition that limits our ability to expand our business. We may not be able to capitalize on expected business opportunities, assumptions underlying estimates of expected cost savings may be inaccurate, or general industry and business conditions may deteriorate. In addition, integrating operations will require significant efforts and expenses on our part. Personnel may leave or be terminated because of an acquisition. Our management may have its attention diverted while trying to integrate an acquisition. If these factors limit our ability to integrate the operations of an acquisition successfully or on a timely basis, our expectations of future results of operations, including certain cost savings and synergies as a result of the acquisition, may not be met. In addition, our growth and operating strategies for a target’s business may be different from the strategies that the target company pursued prior to our acquisition. If our strategies are not the proper strategies, it could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to enforce claims with respect to the representations, warranties and indemnities that the sellers of any diagnostic imaging or oncology center we acquire have provided to us under the respective purchase agreements.
In connection with our acquisitions, the sellers have given certain representations, warranties and indemnities. There can be no assurance we will be able to enforce any claims against those sellers’ breaches of such representations, warranties or indemnities. The sellers’ liability with respect to breaches of such representations and warranties and indemnities under the respective purchase agreement may be limited or the amount and coverage of any insurance obtained with respect to representations and warranties may be limited. Even if we ultimately succeed in recovering any amounts, we may temporarily be required to bear these losses ourselves.

We may not be able to secure additional financing, which may impair our ability to complete future acquisitions.
There can be no assurance we will be able to raise the additional funding we will need to carry out our business objectives and to complete outpatient diagnostic imaging or oncology center acquisitions, and we may be limited to obtain additional financing under the terms of the financing from Stonepeak. The development of our business depends upon prevailing capital market conditions, our business performance and our ability to obtain financing through debt financing, equity financing or other means. There is no assurance that we will be successful in obtaining the financing we require as and when needed or at all in order to complete future acquisitions.
We may be unsuccessful in evaluating material risks involved in completed and future investments, which could impact our ability to realize the expected benefits from future investments and acquisitions.
We regularly review investment opportunities and, as part of the review, conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in any particular transaction. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks. In particular, financial insight into our previously acquired companies or financial due diligence in respect of potential targets may be limited in light of the availability of financial information. As a result, we may not realize the intended advantages of any given investment and may not identify all of the risks relating to the investment. If we fail to realize the expected benefits from one or more investments, or do not identify all of the risks associated with a particular investment, our business, results of operations and financial condition could be adversely affected.
Any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our operating results.
We rely on third-party manufacturers for the medical equipment used in connection with our imaging procedures, including MRI, CT, PET, ultrasound, diagnostic radiology, mammography, and other interventional procedures and our and radiation therapy procedures. Any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our operating results. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our manufacturers’ plants or shipping delays due to efforts to limit the spread of
COVID-19,
market shortages due to the surge in demand from other purchasers for critical components, increases in prices, labor stoppages, transportation delays or failures affecting the supply chain and shipment of materials and finished goods, cyberattacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services.
We do not independently own all of our outpatient diagnostic imaging or oncology centers.
Healthcare laws and regulations in the United States may impact our ability to operate or own our outpatient diagnostic imaging or oncology centers, thereby necessitating the use of partnerships, joint ventures and other management services frameworks. We may be required to deal with such diverse operating or ownership frameworks. In addition, from time to time, we may decide to use cash to restructure our arrangements with fellow owners, managers or operators.
Our ability to generate revenue depends in large part on referrals from physicians.
A significant reduction in physician referrals would have a negative impact on our business. We derive substantially all of our net revenue, directly or indirectly, from fees charged for the diagnostic imaging and oncology services performed at our centers. We depend on referrals of patients from unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, including in connection with voluntary or involuntary closures of physician offices in connection with the current, ongoing COVID-19 pandemic
or the delay of other elective procedures for which our imaging services are required, our scan volume could decrease, which would reduce our net revenue and operating margins. Further, commercial third-party payors have implemented programs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, sometimes contract directly with providers and require their enrollees to obtain these services exclusively from those providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These “closed panel” systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside the system’s designated panel of providers. If we are unable to compete successfully for these managed care contracts, our results and prospects for growth could be adversely affected.
Hospitals may terminate their partnerships with us or administrative fees paid to us by hospitals may be reduced.
A large portion of our net revenue is derived primarily from fee-for-service billings for patient care and other services provided by our affiliated physicians and from administrative fees paid to us by hospitals. Our hospital partners may cancel or not renew their contracts with us, may reduce or eliminate our administrative fees in the future, or refuse to pay us our administrative fees if we fail to honor the terms of our partnership or fail to meet certain performance metrics under those agreements. Further, consolidation of hospitals, healthcare systems or other customers could adversely affect our ability to negotiate with these entities. Adverse economic conditions, including decreased federal and state funding to hospitals, could influence future actions of our hospital partners or other customers. In addition, hospitals may cancel or delay certain procedures in connection with increased COVID-19 patients. To the extent that our arrangements with our hospital partners are canceled, or are not renewed or replaced with other arrangements having at least as favorable terms, our business, financial condition and results of operations could be adversely affected. In addition, to the extent our affiliated physicians lose their privileges in hospitals or hospitals enter into arrangements with or employ other physicians, including our existing affiliated physicians, our business, financial condition, results of operations and cash flows could be adversely affected.

Because we have high fixed costs, lower scan volumes per system could adversely affect our business.
The principal components of our expenses, excluding depreciation, consist of debt service, finance lease payments, compensation paid to technologists, salaries, real estate lease expenses and equipment maintenance costs. Because a majority of these expenses are fixed, a relatively small change in our revenue could have a disproportionate effect on our operating and financial results depending on the source of our revenue. Thus, decreased revenue as a result of lower scan volumes per system could result in lower margins, which could materially adversely affect our business.
We may be unable to effectively maintain our equipment or generate revenue when our equipment is not operational.
Timely, effective service is essential to maintaining our reputation and high use rates on our imaging equipment. Although we have an agreement with a third party equipment service provider pursuant to which such service provider maintains and repairs the majority of our imaging equipment, the agreement does not compensate us for loss of revenue when our systems are not fully operational and our business interruption insurance may not provide sufficient coverage for the loss of revenue. Also, third party equipment service providers may not be able to perform repairs or supply needed parts in a timely manner, which could result in a loss of revenue. Therefore, if we experience more equipment malfunctions than anticipated or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, or where our business or data is compromised on account of equipment malfunctions or a cybersecurity-related attack, our ability to provide services and to fulfill our contractual arrangements would be adversely affected and our revenue could decline.
We incur expenses as a result of being a public company and our current resources may not be sufficient to fulfill our public company obligations.
We incur significant legal, accounting, insurance and other expenses as a result of being a public company, which may negatively impact our performance and could cause our results of operations and financial condition to suffer. Compliance with applicable securities laws in Canada and the U.S. and the rules of the Toronto Stock Exchange and the Nasdaq Stock Market substantially increases our expenses, including our legal and accounting costs, and makes some activities more time-consuming and costly. Reporting obligations as a public company and our anticipated growth may place a strain on our financial and management systems, processes and controls, as well as our personnel.
We are responsible for establishing and maintaining adequate internal control over financial reporting, which is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Because of our inherent limitations and the fact that we are a public company and are implementing additional financial control and management systems, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A failure to prevent or detect errors or misstatements may result in a material impact on our financial position, liquidity, and results of operations.
If our management is unable to certify the effectiveness of our internal controls or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material impact on our financial position, liquidity, and results of operations. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could have a material impact on our financial position, liquidity, and results of operations.
We do not expect that our disclosure controls and procedures and internal controls over financial reporting will prevent all error or fraud. A control system, no matter how well-designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within an organization are detected. The inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by individual acts of certain persons, by collusion of two or more people or by management override of the controls. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected in a timely manner or at all. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results could be materially adversely effected, which could also cause investors to lose confidence in our reported financial information, which in turn could have a material impact on our financial position, liquidity and results of operations.

Our inability to maintain effective internal controls over financial reporting could increase the risk of an error in our financial statements.
Our senior management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives due to its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is therefore subject to error, collusion, or improper override. Given such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis, and although it is possible to incorporate into the financial reporting process safeguards to reduce this risk, they cannot be guaranteed to entirely eliminate it. If we fail to maintain effective internal control over financial reporting, then there is an increased risk of an error in our financial statements that could result in us being required to restate previously issued financial statements at a later date.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations. As of December 31, 2021, we have identified material weaknesses in internal control over financial reporting relating to the oversight and review of the work performed by third-party specialists, the application of certain accounting principles and the coordination between specialists. See “Evaluation of Disclosure Controls and Procedures” and “Changes in Internal Controls Over Financial Reporting” for further information.
We face liquidity risks and may encounter difficulty raising funds to meet our financial commitments.
We are exposed to liquidity risk mainly with respect to our credit facilities. Although we seek to ensure that there is sufficient liquidity to meet our short-term business requirements, taking into account our anticipated cash flows from operations and our holdings of cash, there is no assurance sufficient liquidity is maintained. If our actual cash flows from operations differ significantly from our anticipated cash flows for these purposes, such as a result of the COVID-19 pandemic,
we may have insufficient liquidity to meet our financial commitments.
Our level of indebtedness may increase and reduce our financial flexibility.
Under the agreements governing our indebtedness, we may incur additional indebtedness under the credit facilities, through the issuance of notes, term loans or otherwise in the future. We are exposed to changes in interest rates on our cash, bank indebtedness and long-term debt. Debt issued at variable rates exposes us to cash flow interest rate risk. Debt issued at fixed rates exposes us to fair value interest rate risk. Our borrowings, current and future, will require interest payments and need to be repaid or refinanced, could require us to divert funds identified for other purposes to debt service and could create additional cash demands or impair our liquidity position and add financial risk for us. Diverting funds identified for other purposes for debt service may adversely affect our business and growth prospects. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets, reduce or delay expenditures or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

Our level of indebtedness could affect our operations in several ways, including the following:

•	a significant portion of our cash flows could be used to service our indebtedness;

•	the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

•	our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;

•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

•
a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and

•	a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions or other purposes.
In addition to our debt service obligations, our operations require material expenditures on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures
necessary to maintain the condition of our operating assets and properties, as well as to provide capacity for the growth of our business, depends on our financial and operating performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt.
We may not be able to generate sufficient cash to service our debt obligations.
Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The agreements governing our debt obligations restrict our ability to dispose of assets, use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.
The COVID-19 pandemic
has negatively impacted, and we expect will continue to negatively impact, our cash flow and liquidity profile. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We have significant liabilities which require us to generate sufficient cash flows from operations in order to make mandated payments of principal and interest.
We have incurred significant liabilities in connection with the Alliance Acquisition and the acquisition of our current medical imaging centers. Our ability to repay these liabilities will be contingent upon our success in achieving sufficient revenues from these medical imaging centers and the Alliance business to be able to make payments of principal and interest against this debt when due and payable. There is no assurance that we will be able to secure future additional financing to repay our current credit facilities should cash flows from operations be insufficient to repay these liabilities. Our inability to repay outstanding debt when due would have a material adverse impact on our business.
Despite our current level of indebtedness, we may still be able to incur substantially more indebtedness. This could exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the agreements governing our debt obligations limit, but do not prohibit, us or our restricted subsidiaries (including our professional service affiliates) from incurring additional indebtedness, including secured indebtedness. We will also be permitted, subject to the covenants in the agreements governing our debt obligations to draw additional funds from Stonepeak in accordance with the agreement governing its commitment. In addition, the terms of the agreements governing our indebtedness permit us in certain circumstances to incur additional indebtedness, including secured indebtedness, which may also be guaranteed by the guarantors. If new indebtedness or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Revolving Credit Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. Subject to any applicable limitations under the terms of our existing debt obligations, in the future we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Upon a change of control of us, we may not have the funds necessary to finance the change of control offer required by the agreements governing our debt obligations.
Upon the occurrence of a change of control of us, holders of the 2025 Senior Notes and the 2028 Senior Notes will have the right to require us to purchase all or any part of the notes at a price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the date of purchase. We may not have sufficient financial resources available to satisfy all of our obligations under the notes in the event of a change in control. Accordingly, we may be unable to satisfy our obligations to purchase the notes. Our failure to purchase the notes as required under the indenture would result in a default under the indentures and a cross-default under our Revolving Credit Facility, each of which could have material adverse consequences for us. In addition, the holders of the 2025 Senior Notes and the 2028 Senior Notes may also require us to purchase such notes upon a change of control and our Revolving Credit Facility provides that a change of control is a default that permits lenders to accelerate the maturity of borrowings under it. Furthermore, if we are subject to a change of control, we may voluntarily repurchase or be required to repurchase the notes issued to Stonepeak at the prices specified in such notes up to a maximum of 125% if such change of control occurs prior to the first anniversary of the issuance of such notes, decreasing 5% per year for the next three subsequent years and decreasing to 105% between the sixth and seventh anniversaries of the issuance of such notes.
Our policies regarding allowances for doubtful accounts may negatively impact our financial results in future fiscal periods.
We cannot ensure that our allowances for doubtful accounts will not exceed the estimates, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

Our internal computer systems, or those used by any of our third-party service providers, may fail or suffer security breaches, which may adversely affect our business, operations and financial performance.
Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks.
Despite the implementation of security measures, our facilities and systems, and those of our third-party service providers, may be vulnerable to privacy and security incidents, cyberattacks, acts of vandalism or theft, computer viruses, coordinated attacks by activist entities, emerging cybersecurity risks, misplaced or lost data, programming and/or human errors, or other similar events that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive and/or proprietary data, including personal information or PHI. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic,
we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Further, due to the political uncertainty involving Russia’s invasion of Ukraine, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations.
Because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business operations. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA, as well as regulations promulgated by the FTC and state breach notification laws. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability.
Our insurance policies may not be adequate to compensate us for the potential losses arising from such disruptions, failure, or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly, divert management attention, and harm our reputation.
We operate outpatient diagnostic imaging and oncology centers in some regions which are exposed to natural disasters, public health epidemics and other calamities.
Our outpatient diagnostic imaging and oncology centers are located in regions which are vulnerable to a variety of natural disasters, including hurricanes, earthquakes, flooding, wildfires, etc. We cannot ensure that our centers in these markets would survive a future hurricane, earthquake, flood, wildfire or other natural disaster. Similarly, we cannot ensure that we will be able to procure insurance for such losses in meaningful amounts or at affordable rates in the future. If a natural disaster or other event with a significant economic impact occurs in a region where we operate, such disaster or event could negatively affect the profitability of our business. A local, regional, national or international outbreak of a contagious disease, including
COVID-19, Middle
East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu or any other similar illness, or a fear of any of the foregoing, and changes to laws and other government actions implemented in response to such an illness, could decrease the willingness or ability of customers to patronize our centers, cause shortages of employees to staff our centers, interrupt certain supplies from third parties upon which we rely, restrict our ability to offer certain services and otherwise have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected and it is unknown whether and how we may be affected if such an epidemic persists for an extended period of time.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
Climate change-related risks and uncertainties and legal or regulatory responses to climate change could negatively impact the Company’s results of operations, financial condition and/or reputation.
The Company is subject to increasing climate-related risks and uncertainties, many of which are outside of its control. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns and extreme variability in weather patterns, which can disrupt the operations of the Company as well as those of its customers, partners and vendors.
The transition to lower greenhouse gas emissions technology, the effects of carbon pricing and changes in public sentiment, regulations, taxes, public mandates or requirements and increases in climate-related lawsuits, insurance premiums and implementation of more robust disaster recovery and business continuity plans could increase costs to maintain or resume the Company’s operations or achieve its sustainability commitments in the expected timeframes, which would negatively impact the Company’s results of operations.
Volatility of current global economic or financial conditions.
Current global economic or financial conditions have been subject to continued volatility. Trade wars, import tariffs, Brexit, public protests, rising consumer debt levels, epidemics, pandemics, or outbreaks of new infectious diseases or viruses (including, most recently, COVID-19) and
the risk of sovereign debt defaults in many countries have caused and continue to cause significant uncertainties in the markets. Although we take appropriate measures and safeguards to protect our staff from infection, these events can result in volatility and disruption to our operations which may be beyond our control, and which could adversely affect the availability of supplies and materials, labor, interest rates, credit ratings, credit risk, inflation, business operations, financial markets, exchange rates and other factors material to us.
Market rate fluctuations could adversely affect our results of operations.
We may be subject to market risk through the risk of loss of value in our portfolios resulting from changes in interest rates, foreign exchange rates, credit spreads, and equity prices. We are required to mark to market our held for trading investments at the end of each reporting period, to the extent we own any such investments. This process could result in significant write-downs of our investments over one or more reporting periods, particularly during periods of overall market instability, including the extreme market volatility in connection with the current COVID-19 pandemic,
which could have a significant unfavorable effect on our financial position.
High fuel costs can harm our operations and financial performance.
Fuel costs constitute a significant portion of Alliance’s mobile operating expenses through diesel fuel for Alliance’s tractor-trailer fleet and mileage reimbursement for its team members. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. The recent conflict between Russia and Ukraine has contributed to significant increases and volatility in fuel costs. For example, oil prices hit a multi-year high at $116 per barrel in March of 2022. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products, as well as overall economic conditions. Because of the effect of these events on the price and availability of fuel, we cannot predict the cost and future availability of fuel with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, we might be forced to curtail Alliance’s scheduled mobile services. Sustained high fuel costs will harm our financial condition and results of operations.

Industry Risks
We experience competition from other outpatient diagnostic imaging companies, radiation oncology companies and hospitals, and this competition could adversely affect our revenue and business.
The market for outpatient diagnostic imaging and oncology services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our centers, the location of our centers, and the quality of our outpatient diagnostic imaging and oncology services. We compete locally with groups of radiologists, radiation oncologists, and other health systems, hospitals, and physician groups, as well as other independent organizations. Our competitors for diagnostic imaging include, among others, Radnet, Inc., SimonMed Imaging LLC and InSight Health Services Corp. Some of our competitors may now or in the future have access to greater financial resources than we do and may have access to newer, more advanced equipment. In addition, some physician practices have established their own outpatient diagnostic imaging and oncology centers within their group practices and compete with us. We are experiencing increased competition as a result of such activities, and if we are unable to successfully compete, our business and financial condition would be adversely affected.
If our contracted medical practices lose a significant number of physicians, our financial results could be adversely affected
At times, there has been a shortage of qualified radiologists or radiation oncologists in some of the regional markets we serve. In addition, competition in recruiting these physicians may make it difficult for our contracted practices to maintain adequate levels of physicians to serve our facilities. If a significant number of these physicians terminate their relationships with our contracted practices and those practices cannot recruit sufficient qualified physicians to fulfill their obligations under our agreements with them, our ability to maximize the use of our outpatient diagnostic imaging and oncology centers and our financial results could be adversely affected. Neither we, nor our contracted practices, maintain insurance on the lives of any affiliated physicians.
Our inability to attract and retain qualified radiology and radiation therapy technologists and key managerial and other non-medical personnel
may adversely impact our ability to carry out our business operations and strategies as planned.
We are highly dependent on qualified managerial personnel. Our anticipated growth will require additional expertise and the addition of new qualified personnel. There is intense competition for qualified personnel in the radiology, medical imaging, radiation oncology and cancer treatment fields. Therefore, we may not be able to attract and retain the qualified personnel necessary for the development of our business. The loss of the services of existing personnel, as well as the failure to recruit additional key managerial personnel in a timely manner, would harm our business development programs and ability to manage day-to-day operations,
attract collaboration partners, attract and retain other employees and generate revenues. We may not maintain key personal life insurance on any of our employees.
Pressure to control healthcare costs could have a negative impact on our results.
One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests or oncology services to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive, and reimbursement schedules may be at or below Medicare reimbursement levels. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within the geographic areas covered by our network could have a negative impact on the utilization and pricing of our services because these organizations will exert greater control over patients’ access to diagnostic imaging services, the selections of the provider of such services and reimbursement rates for those services.
We may not receive payment from some of our healthcare provider customers because of their financial circumstances or other contractual or legal disputes.
Some of our healthcare provider customers do not have significant financial resources, liquidity or access to capital. If these customers experience financial difficulties or if there arises a contractual or other legal dispute to which they are party, they may be unable to pay us for the equipment and services that we provide. A significant deterioration in general or local economic conditions, including in connection with the COVID-19 pandemic,
could have a material adverse effect on the financial health of certain of our healthcare provider customers. As a result, we may have to increase the amounts of accounts receivable that we write-off, which
would adversely affect our financial condition and results of operations.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.
The development of new technologies or refinements of existing modalities may require us to upgrade and enhance our existing equipment before we may otherwise intend. Many companies currently manufacture diagnostic imaging and radiation oncology equipment. Competition among manufacturers for a greater share of these markets may result in technological advances in the speed and imaging capacity of new equipment. This may accelerate the obsolescence of our equipment, and we may not have the financial ability to acquire the new or improved equipment and may not be able to maintain a competitive equipment base. In addition, advances in technology may enable physicians and others to perform diagnostic imaging or radiation therapy procedures without us. If we are unable to deliver our services in the efficient and effective manner that payors, physicians and patients expect, our revenue could substantially decrease.
Legal and Regulatory Risks
We may become subject to professional malpractice liability, which could be costly and negatively impact our business.
Our facilities and the physicians employed by our contracted radiology and radiation oncology practices are from time to time subject to malpractice claims. We structure our relationships with physicians in a manner that we believe do not constitute the practice of medicine by us or subject us to professional malpractice claims for acts or omissions of physicians employed by the contracted practices. Nevertheless, claims, suits or complaints relating to services provided by the contracted practices have been asserted against us in the past and may be asserted against us in the future. In addition, we may be subject to professional liability claims, including, without limitation, for improper use or malfunction of our outpatient diagnostic imaging or radiation oncology equipment or for accidental contamination or injury from exposure to radiation. We may not be able to maintain adequate liability insurance to protect us against those claims at acceptable costs or at all.
Any claim made against us that is not fully covered by insurance could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, all of which could have an adverse effect on our financial performance. In addition, successful claims against us may adversely affect our business or reputation.
Insurance costs and claims expenses could adversely affect our earnings.
The transportation aspect of our business is exposed to costs for property damage claims by others; personal injury; damage to our mobile systems resulting from accidents, vandalism or theft; and workers’ compensation. We carry insurance to minimize these exposures. Insurance costs have varied over the past five years, reflecting the level of our operations, the insurance environment for its industry, its claim experience and its self-retained (deductible) level.
We are also responsible for claim expenses within our self-retained (deductible) levels for liability and workers’ compensation claims. We maintain insurance to cover claims and expense in excess of deductible levels with insurance companies we consider financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits and adversely affect our operating results. If the number or severity of claims within our deductible levels increases, or if we are required to accrue or pay additional amounts because the claims prove to be more severe than our original assessment, our operating results would be adversely affected.
Our transportation operations are regulated, and failure to comply or increased costs of compliance with existing or future regulations could have a material adverse effect on our business.
The transportation aspect of our business is subject to legislative and regulatory changes that can affect our operations and financial performance. Our trucking operations and those of the trucking companies and independent contractors with whom we engage are subject to regulation by the Department of Transportation (the “DOT”), and various state, local, and foreign governmental agencies, which govern activities such as authorization to engage in motor carrier operations, handling of hazardous materials, safety ratings, insurance requirements, vehicle weight and size, and emissions restrictions. We are also periodically audited by the DOT and other state and federal authorities to ensure that we comply with safety, required licenses, hours-of-service, clean
truck regulations, and other rules and regulations.
New governmental laws and regulations, or changes to existing laws and regulations, could affect our transportation operations. Any additional measures that may be required by future laws and regulations or changes to existing laws and regulations may require us to make changes to our operating practices and may result in additional costs. If we are unable to pass such costs through to our clients, this could have an adverse effect on our financial performance.

We may engage in litigation with our partners and contractors.
The nature of our relationships with our partners and contractors may give rise to litigation or disputes. In the ordinary course of business, we are the subject of complaints or litigation. We may also engage in future litigation to enforce the terms of our agreements and compliance with our brand standards as determined necessary to protect our brand, the consistency of our services and the consumer experience. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect our relationships with our partners and contractors or potential partners and contractors and our ability to attract new partners and contractors. Any negative outcome of these or any other claims could materially adversely affect our results of operations, as well as our ability to increase our number of partners and contractors and may damage our reputation and brand. Furthermore, existing and future legislation could subject us to additional litigation risk in the event we are required by such legislation to terminate or fail to renew a partner or contractor or not succeed in revising the contracts related to such relationships to comply with changes to legislation.
The regulatory framework in which we operate is uncertain and evolving.
State and federal healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. We cannot assure you, however, that we will be able to adapt our operations to address new laws and regulations or that new laws and regulations will not adversely affect our business. Although we believe that we are operating in compliance with applicable federal and state laws and regulations, we cannot assure you that a review of our business by courts or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations. Certain states have enacted statutes or adopted regulations affecting risk assumption in the healthcare industry, including statutes and regulations that subject any physician or physician network engaged in risk-based managed care contracting to applicable insurance laws and regulations. These laws and regulations, if adopted in the states in which we operate, may require physicians and physician networks to meet minimum capital requirements and other safety and soundness requirements. Implementing additional regulations or compliance requirements could result in substantial costs to us and the contracted radiology practices and limit our ability to enter into risk sharing managed care arrangements.
Failure to structure our operations in compliance with federal and state laws and regulations, including anti-kickback, self-referral, false claims or other fraud and abuse laws, could result in substantial penalties.
We are directly or indirectly through the radiology and radiation oncology practices with which we contract subject to extensive regulation by both the federal government and the state governments in which we and/or the practices provide services. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including our sales and marketing practices with referring physicians, our joint ventures with hospitals and physicians or physician groups, and our contractual arrangements with hospitals, physicians, physician groups, radiology technicians, radiation therapy technicians and others. Such laws include, without limitation:

•	federal healthcare program statutes and regulations, including those governing the Medicare, Medicaid and TRICARE programs;

•
the U.S. federal civil and criminal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare, state Medicaid programs and TRICARE. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the federal Ethics in Patient Referrals Act, commonly known as the Stark Law, which, in the absence of an applicable exception, prohibits a physician from making a referral for certain designated health services covered by the Medicare program, including certain diagnostic imaging, radiology services and radiation therapy services, if the physician or an immediate family member of the physician has a financial relationship with the individual or entity providing the designated health services. The Stark Law also prohibits the individual or entity furnishing the designated health services from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral;

•
the federal health care fraud statute and its implementing regulations, which imposes criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the federal Civil Monetary Penalties Statute and associated regulations, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know such remuneration is likely to influence the beneficiary’s selection of a particular provider or supplier of services reimbursable by Medicare or a state healthcare program, and which authorize assessments and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;

•
Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and other data privacy and security laws and regulations (e.g., the California Consumer Privacy Act), which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information by covered entities, such as health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

•
state law equivalents of each of the above federal laws, including state anti-kickback, self-referral and false claims laws that may apply more broadly to healthcare items or services paid by all payors, including self-pay
patients and private insurers, that govern our interactions with patients or restrict payments that may be made to healthcare providers and other potential referral sources;

•	state laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians;

•	laws relating to facility, practitioner and provider licensure;

•	laws relating to medical malpractice;

•	federal and state billing and claims submission and other insurance laws and regulations;

•	federal and state scope of practice and other laws pertaining to the provision of services by qualified health care providers;

•	federal and state laws governing the diagnostic imaging and therapeutic equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels;

•	federal and state statutes and regulations that govern workplace health and safety;

•	federal and state laws pertaining to the services provided by non-physician healthcare providers in certain setting, including physician supervision of those services; and

•	state laws governing reimbursement for diagnostic services related to services compensable under worker’s compensation rules.

Our sales and marketing practices with physicians and other financial relationships within the Akumin organization, including amounts paid under our management services agreements, interpretation services agreements, joint venture agreements and sub-lease agreements
between Akumin and physicians or physician groups and all other financial arrangements involving Akumin, its intermediaries and potential referral sources or recipients may, notwithstanding our policies and procedures otherwise, result in violations of these laws. Our financial arrangements and our sales and marketing practice have been subject to regulatory scrutiny in the past and could again be in the future. We may be subject to private “qui tam” actions brought by individual whistleblowers on behalf of the federal or state governments, with potential liability under the federal False Claims Act, including mandatory treble damages and significant per-claim penalties.
While our management services agreements, services agreements and operational policies and procedures, including our compliance program, mandate compliance with applicable law, we cannot assure you that we will be successful in preventing our managed practices, contractors, employees or other agents from taking actions in violation of these laws or regulations or that we will not otherwise be deemed to have failed to comply with such laws.
We endeavor to comply with all legal requirements. We further endeavor to structure all of our relationships with physicians, providers, and other third parties to comply with state and federal anti-kickback and physician referral laws and other applicable healthcare laws. We utilize considerable resources to monitor laws and regulations and implement necessary changes. However, the laws and regulations in these areas are complex, changing and often subject to varying interpretations, and any failure to satisfy applicable laws and regulations could have a material adverse impact on our business, results of operations, financial condition, cash flows and reputation. If our operations are found to be in violation of any of the laws and regulations to which we or the physician practices with which we contract are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion or suspension from participating in governmental health care programs, and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, their provisions are open to a variety of interpretations, and such laws and regulations may apply to businesses acquired from time to time by Akumin, in addition to Akumin’s business.
If the structures or operations of our joint ventures and arrangements with hospitals and physician practices are found to violate the law, it could have a material adverse impact on our financial condition and consolidated results of operations.
We have a variety of financial relationships with hospitals and physicians, including joint ventures and provider-based “under arrangements”, which are governed by the federal Anti-Kickback Statute, the Stark Law and similar state laws. The federal Anti-Kickback Statute prohibits the payment or receipt of anything of value in return for referrals of patients or services covered by governmental health care programs, such as Medicare. The federal Anti-Kickback Statute includes statutory exceptions and regulatory safe harbors that protect certain arrangements. These exceptions and safe harbors are voluntary. Business transactions and arrangements that are structured to comply fully with an applicable safe harbor do not violate the federal Anti-Kickback Statute. While we endeavor to comply with applicable exceptions and safe harbors, certain of our arrangements, including our joint ventures and financial relationships with physicians, hospitals and other referral sources, do not qualify for safe harbor protection. When an arrangement does not satisfy a safe harbor, the arrangement must be evaluated on a case-by-case
basis in light of the parties’ intent and the arrangement’s potential for abuse. Arrangements that do not satisfy a safe harbor may be subject to greater scrutiny by enforcement agencies.
In addition, our financial relationship with referring physicians and their immediate family members must comply with the Stark Law by meeting an exception. Unlike the Anti-Kickback Statute, failure to meet an exception under the Stark Law results in a violation of the Stark Law, even if such violation is technical in nature. Both the federal Anti-Kickback Statute and the Stark Law and their implementing regulations are detailed and complex and are subject to continuing legal and regulatory changes. While we believe our arrangements with physicians, hospitals and other referral sources have been structured to comply with the federal Anti-Kickback Statute, the Stark Law and similar state laws, there can be no assurance that regulatory authorities enforcing these laws will determine these financial arrangements comply with applicable law.
If any of our contractual arrangements and joint ventures are found to be in violation of federal or state anti-kickback or physician referral laws, we could be required to restructure them or refuse to accept referrals from the physicians or hospitals with which we have entered into a joint venture. We also could be required to repay to Medicare amounts we have received pursuant to any prohibited referrals, and we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in federal and state health care programs. If any of our contractual arrangements and joint ventures were subject to any of these penalties, our business could be materially adversely affected. If the structure of any of our contractual arrangements and joint ventures were found to violate federal or state anti-kickback statutes or physician referral laws, we may be unable to implement our growth strategy, which could have an adverse impact on our future net income and consolidated results of operations.
We are subject to legal claims that, if resolved unfavorably, could have an adverse effect on us.
Alleged shareholders of the Company recently filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims. See Item 3. Legal Proceedings. Should an unfavorable outcome occur in such proceeding, there could be an adverse impact on our results of operations, financial position and cash flows.

We may from time to time become the subject of legal, regulatory and governmental proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.
We may from time to time become a party to various legal, regulatory and governmental proceedings and other related matters. Those proceedings include, among other things, governmental investigations and lawsuits brought against us by third parties. In addition, we may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Addressing any investigations, lawsuits or other claims may distract management and divert resources, even if we ultimately prevail. Should an unfavorable outcome occur in some or all of any such current or future legal, regulatory or governmental proceedings or other such loss contingencies, or if successful claims and other actions are brought against us in the future, there could be an adverse impact on our results of operations, financial position and cash flows.
The healthcare industry has seen numerous ongoing investigations related to compliance, supervision and billing practices. From time to time, we detect issues of non-compliance with
federal healthcare laws pertaining to claims submission and reimbursement payment practices, including compliance with supervision requirements, financial relationships with physicians, billing and coding practices, documentation of services, adhering to payor rules applicable to Medicare, Medicaid, TRICARE and commercial payors. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by CMS and the OIG. Under the federal False Claims Act, private parties have the right to bring qui tam, or “whistleblower,” suits against healthcare facilities that submit false claims for payments to, or improperly retain overpayments from, governmental payors. Some states have adopted similar state whistleblower and false claims provisions. Qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. As a result, they could lead to preliminary proceedings and governmental involvement occurring without our knowledge.
Certain of our facilities and radiology and radiation oncology practices have received and may receive, inquiries, civil investigative demands, or subpoenas from federal and state agencies. Governmental investigations, as well as qui tam lawsuits, may lead to significant fines, penalties, settlements or other sanctions, including exclusion from federal and state healthcare programs. We are and have been subject to civil investigative demands and investigations from time to time regarding our compliance with physician supervision requirements for MRI procedures and other diagnostic imaging tests, as well as our sales and marketing practices and financial arrangements with physicians. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have an adverse effect on our business, results of operations, financial position and cash flows.
Federal and state privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, and our business, reputation, results of operations, financial position, and cash flows could be materially and adversely affected.
We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of personally identifiable information and protected health information, including HIPAA, state data breach notification laws, state health information privacy laws, federal and state consumer protection laws and regulations and other data protection laws. New privacy legislation may create additional rights for consumers and impose additional requirements on businesses. As these laws and regulations increase in complexity and number, they may change frequently, sometimes conflict and increase our compliance efforts, costs and risks. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position, and cash flows could be materially and adversely affected.

HIPAA establishes a set of national privacy and security standards for the protection of protected health information, or PHI, by health plans, health care clearinghouses and certain health care providers, or “covered entities,” and their “business associates,” which are persons or entities that perform certain services for, or on behalf of, a covered entity that involve creating, receiving, maintaining or transmitting PHI. We are a covered entity under HIPAA and therefore must comply with its requirements to protect the privacy and security of health information and must provide individuals with certain rights with respect to their health information. If we engage a business associate to assist us in carrying out our health care operations, we must have a written business associate contract or other arrangement with the business associate that establishes specifically what the business associate has been engaged to do and requires the business associate to comply with the same requirements.
Penalties for violations of these laws vary. For instance, a single breach incident can result in findings of violations of multiple HIPAA provisions. Penalties for failure to comply with a requirement of HIPAA vary significantly and include civil monetary penalties for each provision of HIPAA that is violated and, in certain circumstances, criminal penalties, including imprisonment and/or additional fines. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face additional fines and up to one-year imprisonment.
The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer, or use identifiable health information for commercial advantage, personal gain, or malicious harm. We have from time to time been subject to investigations by the Department of Health and Human Services Office of Civil Rights with respect to our HIPAA compliance. Responding to government investigations regarding alleged violations of these and other laws and regulations, even if ultimately concluded with no findings of violations or no penalties imposed, can consume company resources and impact our business and, if made public, harm our reputation. State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for HIPAA violations, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing individuals’ health information.
Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act (the “FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us. Further, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including PHI maintained by a covered entity or a business associate, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Further, the California Privacy Rights Act (the “CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
Compliance with applicable data privacy and security laws, rules and regulations could require us to engage in costly compliance exercises, restrict our ability to collect, or use and disclose data. Each of these constantly evolving laws can be subject to varying interpretations. Failure to comply with U.S. data protection laws and regulations could result in government investigations and enforcement actions (which could include civil or criminal penalties), fines, private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, patients about whom we obtain information may contractually limit our ability to use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Recently enacted and future federal legislation, regulatory changes or payment changes implemented by commercial payors could limit the prices we can charge for our services and/or the amount we are reimbursed for our services, which would reduce our revenue and adversely affect our operating results.
Our revenue is derived from a diverse mix of third-party payors, including private, managed care, capitated, and government payors. We derive a substantial portion of our revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies and/or health plans, including, but not limited to, those participating in the Medicare Advantage program. For services for which we bill Medicare directly or indirectly, including through contracted radiologists, we are paid under the Medicare Physician Fee Schedule. Medicare reimbursement rates are subject to annual updates, which can result in significant reimbursement cuts and changes to coverage criteria. Changes to Medicare reimbursement rates for outpatient services provided by our hospital partners can negatively impact the contractual fees that we can charge for our services. Because governmental healthcare programs generally reimburse on a fee schedule basis rather than on a charge-related basis, we generally cannot increase our revenues from these programs by increasing the amount of charges for services. Any negative changes in governmental capitation or fee-for-service rates
or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results.
Generally, commercial insurance companies reimburse us, directly or indirectly, including through contracted radiology or radiation oncology practices elsewhere, on the basis of agreed upon rates. These rates are negotiated and may differ materially from rates set forth in the Medicare Physician Fee Schedule for the particular service. The patients may be responsible for certain co-payments or
deductibles.
Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services, including diagnostic imaging and oncology services, as a result of budgetary constraints, cost containment pressures and other reasons. For example, reimbursement by government payors for a number of diagnostic imaging procedures, including many that we or our managed radiology practices perform, has been materially reduced over the last number of years before restabilizing more recently. Certain private payors have followed suit and reduced reimbursement for certain diagnostic imaging procedures. Given the recent history, we expect that reimbursement for certain diagnostic imaging services that we or our managed radiology practices provide, may be reduced in the future, which would adversely impact our business. For example, the payment penalty phase of the Appropriate Use Criteria (“AUC”) program will begin on the later of January 1, 2023, or the January 1 that follows the end of the public health emergency. The AUC program requires the use of qualified Clinical Decision Support Mechanism to increase the rate of appropriate advanced imaging services provided to Medicare beneficiaries. Additionally, CMS and other payors are seeking to shift from a primarily fee for service reimbursement paradigm to a more value based model. We cannot predict what such changes will ultimately look like or how they may ultimately impact our business or financial performance, which creates significant uncertainty for our business. The Medicare RO model, a mandatory payment model for radiation oncology services provided to fee-for-service
Medicare beneficiaries, was scheduled to begin on January 1, 2022, but was recently delayed until January 1, 2023. Congress or CMS may act to delay implementation again, or may revise the model before implementation. The model was expected to reduce payments overall, although the actual impact would vary by site of service.
There may be gaps in our insurance coverage relating to events that transpired prior to our acquisition of our centers in Pennsylvania and Delaware.
When we acquired the assets of our independent fixed site imaging centers in Pennsylvania and Delaware on April 21, 2016, we also agreed to indemnify the physician-owned radiology practices that serviced those centers pursuant to management services agreements with those entities. We have not insured against risks that pre-date the
acquisition of those centers and, as a result, we could be liable, without the benefit of insurance proceeds, for damages suffered as a result of complaints or other proceedings against those physician-owned radiology practices relating to events that transpired prior to April 21, 2016. These complaints could include actions for medical malpractice or wrongful death.

The effect of the uncertainty relating to potential future changes to U.S. healthcare laws may increase our and our partners’ and contractors’ healthcare costs, limit the ability of patients to obtain health insurance, increase patients’ share of health care costs and negatively impact our financial results.
Healthcare systems are subject to ongoing legislative and regulatory reform in the United States and abroad, and certain of these proposals may affect reimbursement, coverage, and utilization of diagnostic imaging and oncology services. For example, in March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States.
Since its enactment, there have been judicial and Congressional efforts to modify or repeal the ACA. For example, the Tax Cuts and Jobs Act of 2017 includes a provision that entered into effect on January 1, 2019, that repealed the tax-based shared
responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In December 2018, a U.S. district court held that the individual mandate was unconstitutional, which was upheld by the U.S. Court of Appeals for the Fifth Circuit. On June 17, 2021, the U.S. Supreme Court dismissed the case without specifically ruling on the constitutionality of the Affordable Care Act.
In addition, there have been other legislative changes proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, among other things, resulted in reductions in payments to Medicare providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken, though the statute is currently suspended through April 1, 2022, and any reductions are reduced from 2% to 1% through June 30, 2022. Beyond these across the board cuts, Medicare payments for physician and other professional services may be reduced in the coming years. Unlike facility payments which are tied to inflationary adjustments, physician payments are budget neutral, which results in reduced payments on an annual basis when spending increases and there is no automatic update in statute. Under current law, physician payments are not scheduled for an automatic positive increase until CY 2026. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced CMS payments to several providers, including hospitals, further increased the presumed utilization of advanced diagnostic imaging and oncology services to a presumed rate of 90%, and increased the statute of limitations period for the government to recover Medicare overpayments to providers from three to five years.
Furthermore, recently there has been heightened governmental scrutiny over the manner in which healthcare providers set their charges, which has resulted in proposed and enacted regulations designed to bring transparency to charges and reduce the cost of products and services. For example, on January 1, 2022, the No Surprises Act (“NSA”) became effective, which imposes numerous requirements on providers and facilities, including us, in addition to related requirements under state law. One component of the NSA requires most providers and facilities to provide uninsured (or self-pay)
individuals with a good faith estimate (“GFE”) of expected charges in advance of scheduled items or services or upon request, including (beginning January 1, 2023) expected charges for items and services provided in conjunction with the scheduled items or services. The failure to comply with GFE requirement of the NSA may expose us to significant penalties under federal law and any applicable state law.
The NSA prohibits
out-of-network
providers and facilities from balance billing patients for emergency services.
Out-of-network
providers are also prohibited from balance billing patients who receive non-emergency
services in connection with a visit at
in-network
facilities, with the exception of certain limited services for which a patient receives advance notice of and voluntarily provides consent to be balance billed. The NSA requires providers and facilities to post certain disclosure notices advising patients of their rights under the NSA and any applicable state law balance billing prohibitions.
The NSA also requires plans and issuers to develop a methodology for setting the patient out-of-network
cost-sharing amounts and
out-of-network
provider reimbursement rates, both of which defer to applicable state law, and may result in payments below amounts that we would have received prior to the implementation of the NSA. These lower payment amounts may have a material impact on our business and financial condition. Furthermore, the NSA and similar transparency laws could hinder our ability to enter into contracts with payors at historical rates and under similar terms, as payors have been attempting to pursue lower rates for in-network
providers as a result of the NSA. This could result in health insurers terminating contracts with us for refusing to accept the proposed lower rates, further affecting our business and financial condition.

We cannot predict which healthcare reform measures will be implemented or the full impact of current or future healthcare reform measures on our business. While we are unable to predict what, if any, changes may ultimately be enacted, the U.S. Congressional Budget Office and others have estimated that some of the proposals made to date would result in millions of additional uninsured patients in the U.S. Additionally, U.S. lawmakers have suggested that, even if no formal legislation repealing or modifying the ACA is passed, they may take, or omit, actions that could adversely impact the viability of the ACA and the health insurance markets, which could result in more uninsured patients, other patients having lesser coverage or patients having to absorb a greater portion of the cost of their health care services. Any such changes or any other future changes in the manner in which health care services in the U.S. are paid for and reimbursed by government and private payors could adversely impact our business.
If we fail to comply with various licensure, certification and accreditation standards, we may be subject to loss of licensure, certification or accreditation, which would adversely affect our operations.
Ownership, construction, operation, expansion and acquisition of our outpatient diagnostic imaging and oncology centers are subject to various federal and state laws, regulations and approvals concerning licensing of personnel, other required certificates for certain types of healthcare facilities and certain medical equipment. In addition, freestanding diagnostic imaging centers that provide services independent of a physician’s office must be enrolled by Medicare as an independent diagnostic treatment facility, or IDTF, to bill the Medicare program. Medicare carriers have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. In addition, federal legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS (as defined below) (which currently includes the American College of Radiology (“ACR”), the Intersocietal Accreditation Commission (“IAC”), RadSite and The Joint Commission). Our MRI, CT, mammography and other diagnostic equipment are accredited as necessary by RadSite, ACR, IAC, The Joint Commission or other recognized accreditation bodies. We may not be able to receive the required regulatory approvals or accreditation for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.
Our centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare or Medicaid programs, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For Fiscal 2021, approximately 13.9% of our revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our centers could adversely affect our other centers and in turn us as a whole. Certain states in which we do business or may desire to do business in the future have certificate of need programs regulating the establishment or expansion of healthcare facilities, including IDTFs. These regulations can be complex and time-consuming. Any failure to comply with such regulatory requirements could adversely impact our business, results of operations and financial condition.
In addition to licensure and certification at the facility level, the radiologists and radiation oncologists providing professional medical services at our facilities are subject to licensing and related regulations by the states in which they provide services. As a result, we require the physician groups with which we contract to require their physicians to have and maintain appropriate licensure.
Non-physician
clinical personnel may also be required to secure licenses or certifications and must operate within their scope of practice. Failure to secure or maintain required licenses, certifications and accreditations can prevent us from receiving reimbursement. Further, credentialing of physicians is required by our payors prior to commencing payment. We have experienced a slowdown in the credentialing of our physicians over the last several years which has lengthened our billing and collection cycle and could negatively impact our ability to collect revenue from patients covered by Medicare.

Our management services arrangements with radiology and radiation oncology practices and our professional services agreements with these physicians and their practices must be structured in compliance with laws relating to the practice of medicine, including, without limitation, fee-splitting prohibitions.
State laws in certain of the states in which we operate prohibit us from owning physician practices, from exercising control over the clinical judgment of physicians and/or from engaging in certain financial arrangements, such as splitting professional fees with physicians. These laws vary by state and are enforced by state courts and regulatory authorities, each with broad discretion, and often with limited precedent as to how challenges under these laws may turn out. A component of our business has been to enter into management services agreements with physician practices. We provide management, administrative, technical and other non-medical
services to the physician practices in exchange for a service fee typically based on a percentage of the practice’s revenue. We structure our relationships with these physician practices, including those managed following an acquisition by us of their non-clinical assets,
in a manner that we believe keeps us from engaging in the practice of medicine or exercising control over the medical judgments or decisions of the medical practices or their physicians, or violating prohibitions against fee-splitting. There
can be no assurance that our present arrangements with physicians providing medical services and medical supervision at our owned or managed diagnostic imaging and oncology centers will not be challenged, and, if challenged, that they will not be found to violate applicable laws, thus subjecting us to potential damages, injunction and/or civil and criminal penalties or require us to restructure our arrangements in a way that would affect the control or quality of our services and/or change the amounts we receive from the operation of these centers and locations. Any of these results could jeopardize our business. We have structured the fees payable to our subsidiaries by our affiliated practice groups in such a manner that we believe complies with applicable federal, state and local laws. Although the relevant laws have been subject to limited judicial and regulatory interpretation, we believe that we are in compliance with applicable state laws in relation to the corporate practice of medicine. However, regulatory authorities or other parties may assert that despite these management arrangements between our subsidiaries and affiliated physician groups, we or our manager subsidiaries are engaged in the corporate practice of medicine or that the contractual arrangements with the affiliated physician groups constitute unlawful fee splitting or another violation of corporate practice of medicine rules. Should such an event occur, we or our affiliated physician groups could be subject to administrative, civil or criminal remedies or penalties, our management services contracts could be found to be legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements with our affiliated physician groups.
We may be subject to certain regulations that could restrict our activities and abilities to generate revenues as planned.
From time to time, governments, government agencies and industry self-regulatory bodies in Canada, the United States, and other countries in which we will operate have adopted statutes, regulations and rulings that directly or indirectly affect the activities of our company and our future clients. These regulations could adversely impact on our ability to execute our business strategy and generate revenues as planned.
Because of our U.S. operations, we could be adversely affected by violations of anti-bribery laws.
Anti-bribery laws and regulations generally prohibit companies and their intermediaries from making improper payments to non-resident officers,
employees or any other persons acting in an official capacity for any government entity to any political party or official thereof or to any candidate for political office for the purpose of obtaining or retaining business. While our management services agreements, services agreements and operational policies and procedures, including our compliance program, mandate compliance with applicable law, we cannot assure you that we will be successful in preventing our contractors, employees or other agents from taking actions in violation of these laws or regulations or that we will not otherwise be deemed to have failed to comply with such laws. Such violations, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.
The change from foreign private issuer to U.S. domestic issuer status may result in additional costs and expenses to us.
As of June 30, 2021, we determined that we no longer qualify as a “foreign private issuer,” as such term is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”). As a result, as of January 1, 2022, we are no longer eligible to use the rules and forms designated for foreign private issuers, and we are considered a U.S. domestic issuer. The regulatory and compliance costs to us under U.S. securities laws as a U.S. domestic issuer may be significantly higher than the costs incurred as a foreign private issuer. As a result, we are now required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are generally more detailed and extensive than the forms available to a foreign private issuer. In addition, we are required to comply with U.S. proxy requirements and Regulation FD (Fair Disclosure) and our officers, directors and principal shareholders are subject to the beneficial ownership reporting and short-swing profit recovery requirements in Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are also no longer eligible to rely upon exemptions from corporate governance requirements that are available to foreign private issuers or to benefit from other accommodations for foreign private issuers under the rules of the SEC or the Nasdaq Stock Market, which may involve additional costs.

Our radiation therapy centers and some of our imaging modalities use radioactive materials, which generate regulated waste and could subject us to liabilities for injuries or violations of environmental and health and safety laws.
Our radiation therapy centers and some of our imaging procedures use radioactive materials, which generate medical and other regulated wastes. For example, patients are injected with a radioactive substance before undergoing a PET scan. Storage, use and disposal of these materials and waste products present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials. We could incur significant costs and the diversion of our management’s attention in order to comply with current or future environmental and health and safety laws and regulations. Also, we cannot completely eliminate the risk of accidental contamination or injury from these hazardous materials. Although we believe that we maintain liability insurance coverage consistent with industry practice in the event of an accident, we could be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our liability insurance.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our U.S. corporate headquarters are located at 8300 W. Sunrise Blvd., Plantation, Florida 33322 with approximately 23,778 square feet occupied under lease, which including options to renew, expires on December 31, 2031. We also maintain a significant corporate office at 18201 Von Karman Ave. #600, Irvine, California 92612, with approximately 42,734 square feet occupied under lease, which including options to renew, expires on June 1, 2030. Our Canadian corporate headquarters are located at 151 Bloor Street W #603, Toronto, Ontario, Canada, with approximately 2,191 square feet occupied under lease, which including options to renew, expires on November 30, 2026.
As of December 31, 2021, the Company operated substantially all of its medical office, administrative and warehouse locations directly or indirectly under lease.
At December 31, 2021, we operated directly or indirectly through joint ventures arrangements 233 diagnostic imaging and/or radiation therapy facility fixed sites located in 32 states. We lease the premises at which these facilities are located and generally do not have options to purchase the facilities we rent. Our typical initial term varies in length from 3 to 15 years. Including renewal options negotiated with the relevant landlord, we can have a lease term of up to approximately 30 years at facilities we lease. Rental increases can generally range from 0% to 10% on an annual basis depending on the location and market conditions where we do business.
Item 3. Legal Proceedings
On November 22, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims. The claims generally allege that certain of the Company’s prior public financial statements misrepresented the Company’s revenue, accounts receivable and the value of its assets based upon the Company’s August 12, 2021, October 12, 2021 and November 8, 2021 disclosures relating to a review of certain procedures related to its financial statements and to the restatement of financial statements affecting accounts receivable and net book value of property and equipment. The claim does not quantify a damage request. Defendants have not yet responded to the claim. On December 20, 2021, a second statement of claim was filed by a new plaintiff making similar allegations. The new statement of claim names additional directors of the Company as well as the auditors of the Company. As the two statements of claim involve similar subject matter and some of the same class members, the new plaintiff firm has requested a motion for carriage under the Class Proceedings Act, 1992 (Ontario) so the court can determine which plaintiff firm will have carriage of the class action proceedings.

The Company has been, and continues to be, subject to claims and legal actions that arise in the ordinary course of business, including potential claims related to patient care and treatment, contract disputes, employment and other commercial or regulatory matters. The defense of these lawsuits may result in significant legal costs, regardless of the outcome, and can result in large settlement amounts or damage awards. We believe that the outcome of our current litigation will not have a material adverse impact on our business, financial condition and results of operations. However, we could be subsequently named as a defendant in other lawsuits that could adversely affect us.
Additional information relating to certain legal proceedings in which we are involved is included in Note 15—Commitments and Contingencies, to the accompanying audited consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information
Our Common Shares are traded on the Nasdaq Stock Market and the Toronto Stock Exchange under the symbol “AKU.”
Dividends
Neither Akumin nor either of its predecessors has declared or paid any dividends on their common shares since the date of their amalgamation or incorporation. The Company intends to retain its earnings, if any, to finance the growth and development of its business and does not expect to pay dividends or to make any other distributions in the near future. The Board will review this policy from time to time having regard to the Company’s financing requirements, financial condition and other factors considered to be relevant.
Holders of Record
As of March 1, 2022, there were 89,026,997 issued and outstanding Common Shares held by 94 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose Common Shares are held in the names of various security brokers, dealers, and registered clearing agencies.
Equity Compensation Plans Information
The information required by Item 201(d) of Regulation
S-K
is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.

Foreign Ownership of Our Common Shares
There is no limitation imposed by the articles of amalgamation on the right of a non-Canadian resident to hold or vote our Common Shares.
Ownership and Exchange Controls
Competition Act
Limitations on the ability to acquire and hold common shares may be imposed by the Competition Act (Canada). This legislation establishes a pre-merger notification regime for certain types of merger transactions that exceed certain statutory shareholding and financial thresholds. Mergers that are subject to notification cannot be closed until the required materials are filed and the applicable statutory waiting period has expired or been waived by the Commissioner of Competition (the “Commissioner”). Further, the Competition Act (Canada) permits the Commissioner to review any acquisition of control over or of a significant interest in our company, whether or not it is subject to mandatory notification. This legislation grants the Commissioner jurisdiction, for up to one year, to challenge this type of acquisition before the Canadian Competition Tribunal if it would, or would be likely to, substantially prevent or lessen competition in any market in Canada.
Investment Canada Act
The Investment Canada Act requires notification and, in certain cases, advance review and approval by the Government of Canada of an investment to establish a new Canadian business by a non-Canadian or of the acquisition by a non-Canadian of “control” of a “Canadian business”, all as defined in the Investment Canada Act. Generally, the threshold for advance review and approval will be higher in monetary terms for a member of the World Trade Organization. The Investment Canada Act generally prohibits the implementation of such a reviewable transaction unless, after review, the relevant minister is satisfied that the investment is likely to be of net benefit to Canada.
The Investment Canada Act contains various rules to determine if there has been an acquisition of control. For example, for purposes of determining whether an investor has acquired control of a corporation by acquiring shares, the following general rules apply, subject to certain exceptions. The acquisition of a majority of the voting shares of a corporation is deemed to be acquisition of control of that corporation. The acquisition of less than a majority but one-third or more of the voting shares of a corporation is presumed to be an acquisition of control of that corporation unless it can be established that, on the acquisition, the corporation is not controlled in fact by the acquiror through the ownership of voting shares. The acquisition of less than one-third of the voting shares of a corporation is deemed not to be acquisition of control of that corporation.
In addition, under the Investment Canada Act, national security review on a discretionary basis may also be undertaken by the federal government in respect of a much broader range of investments by a non-Canadian to “acquire, in whole or in part, or to establish an entity carrying on all or any part of its operations in Canada, with the relevant test being whether such an investment by a non-Canadian could be “injurious to national security.” The Minister of Industry has broad discretion to determine whether an investor is a non-Canadian and therefore may be subject to national security review. Review on national security grounds is at the discretion of the federal government and may occur on a pre- or post-closing basis.
Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders. We cannot predict whether investors will find us and our Common Shares less attractive because we are governed by foreign laws.
Certain Canadian Federal Income Tax Considerations
The following summary describes, as of the date hereof, the material Canadian federal income tax considerations generally applicable to a purchaser who acquires, as a beneficial owner, Common Shares and who, at all relevant times, for the purposes of the application of the Income Tax Act (Canada) and the Income Tax Regulations (collectively, the “Canadian Tax Act”), (1) is not, and is not deemed to be, resident in Canada for purposes of the Canadian Tax Act and any applicable income tax treaty or convention; (2) deals at arm’s length with us and each selling shareholder; (3) is not affiliated with us or any selling shareholder; (4) does not use or hold, and is not deemed to use or hold, common shares in a business or part of a business carried on in Canada; and (5) holds the common shares as capital property (a “Non-Canadian Holder”). This summary does not apply to a Non-Canadian Holder that is an insurer carrying on an insurance business in Canada and elsewhere or an “authorized foreign bank”, as that term is defined in the Canadian Tax Act. Such Non-Canadian Holders should consult their tax advisors for advice having regards to their particular circumstances.

This summary is based on the current provisions of the Canadian Tax Act, and an understanding of the current administrative policies of the Canada Revenue Agency published in writing prior to the date hereof. It takes into account all specific proposals to amend the Canadian Tax Act publicly announced by or on behalf of the Minister of Finance (Canada) prior to the date hereof (the “Proposed Amendments”) and assumes that all Proposed Amendments will be enacted in the form proposed. However, no assurances can be given that the Proposed Amendments will be enacted as proposed, or at all. This summary does not otherwise take into account or anticipate any changes in law or administrative policy or assessing practice whether by legislative, regulatory, administrative or judicial action nor does it take into account tax legislation or considerations of any province, territory or foreign jurisdiction, which may differ from those discussed herein.
This summary is of a general nature only and is not, and is not intended to be, legal or tax advice to any particular shareholder, and no representations with respect to the income tax consequences to any particular shareholder are made. This summary is not exhaustive of all Canadian federal income tax considerations. Accordingly, you should consult your own tax advisor with respect to your particular circumstances.
Generally, for purposes of the Canadian Tax Act, all amounts relating to the acquisition, holding or disposition of the common shares must be converted into Canadian dollars based on the exchange rates as determined in accordance with the Canadian Tax Act. The amount of any dividends, capital gains or capital losses realized by a Non-Canadian Holder may be affected by fluctuations in the Canadian exchange rate.
Dividends
Dividends paid or credited on the common shares or deemed to be paid or credited on the common shares to a Non-Canadian Holder will be subject to Canadian withholding tax at the rate of 25%, subject to any reduction in the rate of withholding to which the Non-Canadian Holder is entitled under any applicable income tax treaty or convention between Canada and the country in which the Non-Canadian Holder is resident. For example, under the Canada-United States Tax Convention (1980), as amended, where dividends on the common shares are considered to be paid to a Non-Canadian Holder that is a beneficial owner of the dividends and is a U.S. resident for the purposes of, and is entitled to benefits of, the Canada-U.S. Tax Treaty, the applicable rate of Canadian withholding tax is generally reduced to 15%. We will be required to withhold the applicable withholding tax from any dividend and remit it to the Canadian government for the Non-Canadian Holder’s account.
Dispositions
A Non-Canadian Holder will not be subject to tax under the Canadian Tax Act on any capital gain realized on a disposition or deemed disposition of a common share, unless such share is “taxable Canadian property” to the Non-Canadian Holder for purposes of the Canadian Tax Act at the time of disposition and the Non-Canadian Holder is not entitled to relief under an applicable income tax treaty or convention between Canada and the country in which the Non-Canadian Holder is resident.

Generally, the common shares will not constitute “taxable Canadian property” to a Non-Canadian Holder at a particular time provided that the common shares are listed at that time on a “designated stock exchange” (as defined in the Canadian Tax Act), which includes the Nasdaq, unless at any particular time during the 60-month period that ends at that time.

•
at least 25% of the issued shares of any class or series of our capital stock was owned by or belonged to one or any combination of (a) the Non-Canadian Holder, (b) persons with whom the Non-Canadian Holder does not deal at arm’s length, and (c) partnerships in which the Non-Canadian Holder or a person described in (b) holds a membership interest directly or indirectly through one or more partnerships, and

•
more than 50% of the fair market value of the common shares was derived, directly or indirectly, from one or any combination of: (i) real or immoveable property situated in Canada, (ii) “Canadian resource properties” (as that term is defined in the Canadian Tax Act), (iii) “timber resource properties” (as that term is defined in the Canadian Tax Act) and (iv) options in respect of, or interests in, or for civil law rights in, property in any of the foregoing whether or not the property exists.

Notwithstanding the foregoing, in certain circumstances, common shares could be deemed to be “taxable Canadian property.”
Non-Canadian Holders whose common shares may constitute “taxable Canadian property” should consult their own tax advisors.

Recent Sales of Unregistered Securities
Prior to filing our registration statement on Form S-8 (File No. 333-261695) on December 16, 2021, we previously granted to certain of our directors, officers and other employees and consultants 3,355,345 Common Shares underlying awards under our Amended and Restated Stock Option Plan and Amended and Restated Restricted Share Unit Plan.
On May 31, 2019, we issued 6,250,000 Common Shares for total cash consideration of $23.0 million to certain sellers in connection with the acquisition of 27 imaging centers operated under Advanced Diagnostics Group, LLC, The Imaging Centers of West Palm and Elite Radiology of Georgia.
On November 2, 2020, we issued and sold $400.0 million aggregate principal amount of 7.0% senior secured notes. The net proceeds from this offering were used to repay in full the Amended May 2019 Term Loans, Revolving Facility and net derivative financial instrument liabilities, in accordance with respective contracts, and to pay related financing fees and expenses.
On February 11, 2021, we issued and sold $75.0 million aggregate principal amount of 7.0% senior secured notes. The proceeds were used to partially fund acquisitions with any unused proceeds to be used for working capital and other general corporate purposes.
On May 1, 2021, we issued 974,999 Common Shares in connection with the acquisition of six outpatient diagnostic imaging centers in Florida pursuant to the exemption from registration available under Rule 506(b) of Regulation D.
On August 9, 2021, we issued and sold $375.0 million aggregate principal amount of 7.5% senior secured notes. The proceeds of the offering were used to fund the Alliance Acquisition.
On September 1, 2021 and in connection with the Alliance Acquisition, we issued (1) to Stonepeak (i) 3,500,000 Common Shares for total cash consideration of $10.4 million that was used to fund the Alliance Acquisition and (ii) warrants to purchase 17,114,093 Common Shares and (2) to Thaihot Investment Co., LTD (“Thaihot”) 14,223,570 Common Shares. The Common Shares and warrants to purchase Common Shares were subsequently registered on a registration statement on Form F-3 (No. 333-261815).
Unless otherwise stated, the sale and the issuance of the foregoing securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.
Use of Proceeds
On December 29, 2021, the SEC declared effective our registration statement on Form F-3 (No. 333-261815) pursuant to which certain selling shareholders are selling (i) 17,723,570 Common Shares and (ii) 17,114,093 Common Shares underlying warrants held by such selling shareholders for an estimated aggregate offering price of $60.0 million. We are not selling any Common Shares and will not receive any proceeds upon the resale of the Common Shares under the registration statement. Upon the exercise of the warrants, however, we will receive the applicable exercise price of the warrants.
Item 6. Reserved
This item has been removed and reserved pursuant to SEC order.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear in Item 8 of this Annual Report on Form
10-K.
In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including, but not limited to, those described below and in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form
10-K.
Overview
On September 1, 2021, we acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owns 100% of the common stock of Alliance HealthCare Services, Inc. (“Alliance”), through our wholly owned indirect subsidiary Akumin Corp. (the “Alliance Acquisition”). Alliance is a leading national provider of radiology and oncology solutions to hospitals, health systems and physician groups. With the acquisition of Alliance, we provide fixed-site outpatient diagnostic imaging services through a network of approximately 200 owned and/or operated imaging locations; and outpatient radiology and oncology services and solutions to approximately 1,000 hospitals and health systems across 46 states. Our imaging procedures include magnetic resonance imaging (“MRI”), computerized tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology
(X-ray),
mammography and other related procedures. Our cancer care services include a full suite of radiation therapy and related offerings.
We are significantly diversified across business lines, geographies, modality offerings and reimbursement sources. The diversity of our business provides a number of advantages, including having no material revenue concentration with any health system or hospital customer and no material concentration with any commercial payor.
We currently operate in two reportable business segments: radiology and oncology. The following table summarizes our revenues by segment as a percentage of total revenue:

	Year Ended December 31,
	2021	2020
Radiology	89%	100%
Oncology	11%	—

	100%	100%

Revenues consist primarily of net patient fees received from various payors and patients based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.
The following table summarizes the components of our revenues by payor category:

	Year Ended December 31,
(in thousands)	2021	2020
Patient fee payors:
Commercial	$226,843	$193,917
Medicare	51,238	27,874
Medicaid	8,002	7,700
Other patient revenue	11,499	8,833

	297,582	238,324
Hospitals and healthcare providers	118,491	—
Other revenues	5,006	7,302

	$421,079	$245,626

Summary of Factors Affecting Our Performance
Pricing
Continued expansion of health maintenance organizations, preferred provider organizations and other managed care organizations have influence over the pricing of our services because these organizations can exert great control over patients’ access to our services and reimbursement rates for accessing those services.
Competition
The market for outpatient diagnostic imaging and oncology services is highly competitive. We compete principally on the basis of our reputation, our ability to provide multiple modalities at many of our centers, the location of our centers and the quality of our outpatient diagnostic imaging and oncology services. We compete locally with groups of individual healthcare providers, established hospitals, clinics and other independent organizations that own and operate imaging and radiation therapy equipment.
We also face competition from other outpatient diagnostic imaging companies and oncology service providers in acquiring outpatient diagnostic imaging and oncology centers, which makes it more difficult to find attractive products on acceptable terms. Accordingly, we may not be able to acquire rights to additional outpatient diagnostic imaging and oncology centers on acceptable terms.
Our multi-modality imaging offering provides a
one-stop-shop
for patients and referring physicians and diversifies our revenue sources. Our scalable and integrated operating platform is expected to create value from future acquisitions, cost efficiencies and organic growth.
Seasonality
We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. We also experience fluctuations in our revenues and margins due to acquisition activity and general economic conditions, including recession or economic slowdown.
Industry Trends
Our revenue is impacted by changes to U.S. healthcare laws, our partners’ and contractors’ healthcare costs, and/or reimbursement rates by payors.
Acquisitions and New Facilities
The timing of acquisitions and the opening of new fixed-site facilities impacts our revenue and the comparability of our results from period to period. The following table shows the number of our radiology diagnostic imaging sites and oncology radiation therapy sites:

	December 31,
	2021	2020
Radiology sites	199	127
Oncology sites	34	—

	233	127

Recent Developments
Alliance Acquisition
On September 1, 2021, we acquired Alliance for a total purchase price of $785.6 million. The acquisition included Alliance’s ownership interests in its joint ventures, which had a fair value of $212.0 million on the acquisition date. The acquisition was financed with (i) cash on hand, (ii) $340.0 million of proceeds from the issuance of unsecured notes, (iii) $10.4 million of proceeds from the issuance of 3,500,000 shares of our common stock, (iv) $375.0 million of proceeds from a private offering of 7.5% senior secured notes, and (v) the issuance of 14,223,570 shares of our common stock to the seller.
Financing Transactions
On February 11, 2021, we completed a private offering of $75.0 million aggregate principal amount of additional 7.0% senior secured notes due November 2025. These notes were offered as additional notes under the same indenture as the previously issued 2025 Senior Notes and will be treated as a single series with the 2025 Senior Notes. The proceeds were used to partially fund acquisitions with any unused proceeds to be used for working capital and other general corporate purposes.
On August 9, 2021, we completed an offering of $375.0 million of aggregate principal amount of 7.5% senior secured notes due August 1, 2028 (the “2028 Senior Notes”). The proceeds of the offering were used to fund the Alliance Acquisition.
On September 1, 2021, Stonepeak purchased $340.0 million principal amount of unsecured notes of Akumin Corp., our wholly owned indirect subsidiary (the “Stonepeak Notes”), together with warrants to purchase 17,114,093 shares of our common stock (the “Stonepeak Warrants”) and 3,500,000 shares of our common stock for total cash consideration of $10.4 million. No consideration was paid for the Stonepeak Warrants. The proceeds of this offering were used to fund the Alliance Acquisition.
Additional 2021 Acquisitions
On May 1, 2021, we acquired six outpatient diagnostic imaging centers in Florida for aggregate cash consideration of $34.1 million and share consideration of $3.0 million through issuance of 974,999 shares of our common stock.
On May 1, 2021, we acquired one outpatient diagnostic imaging center in South Florida for cash consideration of $0.8 million.
On June 1, 2021, we acquired three outpatient diagnostic imaging centers in Massachusetts for cash consideration of $0.5 million.
COVID-19
Commencing during the first quarter of 2020 and continuing through the present, a pandemic relating to the novel coronavirus known as
COVID-19
occurred causing significant financial market disruption and social dislocation. The pandemic is dynamic, with various cities, counties, states and countries around the world responding or having responded in different ways to address and contain the outbreak, including the declaration of a global pandemic by the World Health Organization, a National State of Emergency in the United States, and state and local executive orders and ordinances forcing the closure of non-essential
businesses and persons not employed in or using essential services to “stay at home” or “shelter in place.” At this stage, while there are signs of improvement, we are uncertain as to how long the pandemic, or a more limited epidemic, will last, what regions will be most affected, to what extent containment measures will be applied, or the nature and timing of possible vaccinations. Imaging and radiation therapy centers are healthcare facilities and are generally considered an essential service with the expectation that they continue to operate during the pandemic.

We instituted several realignment and cost containment measures to respond to the drop in volume that resulted from the
COVID-19
pandemic and related government orders. Our cost containment measures included the temporary closure of certain of our imaging centers to consolidate volume to nearby centers and reduced operating hours at the remainder of our imaging centers, with the highest number of centers closed in mid-April
2020. At that same time, we furloughed or laid off a portion of our workforce, reduced work hours for our hourly personnel and reduced salaries of employees, as well as negotiated deferral of certain costs due to landlords and other vendors.
In light of the improving business environment, we gradually increased our workforce during 2021. Effective January 1, 2021, all reduced salaries had been returned to normal levels. Clinical operations have resumed to normal operating hours as patient volumes allow and substantially all of the clinics that had temporarily closed due to the
COVID-19
pandemic have resumed normal operations. If the future economic or legislative environment related to the
COVID-19
pandemic again leads to weakened business volume, we might
re-institute
cost containment measures similar to those described above in order to preserve our liquidity.
Results of Operations
The following table presents our consolidated statements of operations for the years ended December 31, 2021 and 2020. The results for the year ended December 31, 2021 include the results of Alliance for four months since the date of acquisition.

	Year Ended December 31,
(in thousands)	2021	2020
Revenues	$421,079	$245,626
Operating expenses:
Cost of operations, excluding depreciation and amortization	359,735	205,635
Depreciation and amortization	44,895	17,060
Stock-based compensation	2,792	2,084
Other operating losses (gains)	583	(4,130)

Total operating expenses	408,005	220,649

Income from operations	13,074	24,977
Other expense (income):
Interest expense	62,575	32,781
Acquisition-related costs	20,233	1,079
Settlement and related costs (recoveries)	(539)	2,324
Other non-operating losses (gains)	(3,990)	22,387

Total other expense, net	78,279	58,571

Loss before income taxes	(65,205)	(33,594)
Income tax expense (benefit)	(30,391)	562

Net loss	(34,814)	(34,156)
Less: Net income attributable to noncontrolling interests	8,477	2,585

Net loss attributable to common shareholders	$(43,291)	$(36,741)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.56)	$(0.52)

Revenues
The following table summarizes our revenues by segment:

	Year Ended December 31,
(in thousands)	2021	2020
Radiology	$374,402	$245,626
Oncology	46,677	—

	$421,079	$245,626

Revenues for the year ended December 31, 2021 were $421.1 million and increased by $175.5 million, or 71%, from the year ended December 31, 2020. This increase includes $155.2 million of revenues contributed by Alliance since the date of acquisition. The remaining increase in revenues during the year ended December 31, 2021 was primarily due to a $9.7 million revenue contribution from other acquisitions completed in 2021.
The following table summarizes statistical information regarding our radiology scan volumes and oncology patient starts:

	Year Ended December 31,
(in thousands)	2021	2020	Change	% Change
MRI scans	539	326	213	65%
PET/CT scans	46	6	40	667%
Other modalities	1,097	911	186	20%

Total	1,682	1,243	439	35%

Total Oncology patient starts	3	—	3	nmf

Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the year ended December 31, 2021 was $359.7 million and increased by $154.1 million, or 75%, from the year ended December 31, 2020. This increase includes $123.2 million of costs incurred by Alliance since the date of acquisition. The following table summarizes the components of our cost of operations, excluding depreciation and amortization, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Employee compensation	$164,053	$84,038
Third-party services and professional fees	63,301	30,183
Reading fees	42,842	37,818
Rent and utilities	37,158	30,203
Administrative	24,660	12,231
Medical supplies and other	27,721	11,162

	$359,735	$205,635

Employee Compensation
Employee compensation for the year ended December 31, 2021 was $164.1 million and increased by $80.0 million, or 95%, from the year ended December 31, 2020. This increase includes $65.4 million of costs incurred by Alliance since the date of the acquisition. The remaining increase was driven by the other acquisitions completed during 2021 and the easing of the cost containment measures taken in 2020 in response to the
COVID-19
pandemic. See “Recent Developments –
COVID-19”
above.
Third-Party Services and Professional Fees
Third-party services and professional fees for the year ended December 31, 2021 were $63.3 million and increased by $33.1 million, or 110%, from the year ended December 31, 2020. This increase includes $27.2 million of costs incurred by Alliance since the date of the acquisition. The remaining increase in these fees was due to the easing of the cost containment measures taken in 2020 in response to the
COVID-19
pandemic and increased professional fees.
Reading Fees
Reading fees for the year ended December 31, 2021 were $42.8 million and increased by $5.0 million, or 13%, from the year ended December 31, 2020. Our reading fees are primarily based on the volume of procedures performed. The increase in reading fees was driven by the other acquisitions completed during 2021 and an increase in same-store volumes.
Rent and Utilities
Rent and utilities for the year ended December 31, 2021 were $37.2 million and increased by $7.0 million, or 23%, from the year ended December 31, 2020. The increase was driven primarily by rent and utilities incurred by Alliance since the date of the acquisition. Rent and utilities are largely a fixed cost.
Administrative Expenses
Administrative expenses for the year ended December 31, 2021 were $24.7 million and increased by $12.4 million, or 102%, from the year ended December 31, 2020. The increase was driven primarily by administrative expenses incurred by Alliance since the date of the acquisition.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the year ended December 31, 2021 were $27.7 million and increased by $16.6 million, or 148%, from the year ended December 31, 2020. The increase was driven primarily by medical supplies and other expenses incurred by Alliance since the date of the acquisition.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2021 were $44.9 million and increased by $27.8 million, or 163%, from the year ended December 31, 2020. This increase is primarily due to $26.0 million of depreciation and amortization for Alliance since the date of the acquisition.
Other Operating Losses
Other operating losses for the year ended December 31, 2021 were $0.6 million compared to $4.1 million of other operating gains for the year ended December 31, 2020. The other operating gains in 2020 included a $5.5 million gain on the revaluation of an acquisition earn-out
liability that was fully repaid in 2021.

Other Expense (Income)
Interest expense for the year ended December 31, 2021 was $62.6 million and increased by $29.8 million, or 91%, from the year ended December 31, 2020. This increase is primarily due to the interest associated with the 2028 Senior Notes and Stonepeak Notes that were issued during 2021 in connection with the acquisition of Alliance.
Acquisition-related costs for the year ended December 31, 2021 were $20.2 million compared to $1.1 million for the year ended December 31, 2020. This increase is primarily due to $13.6 million of costs related to the Alliance Acquisition.
Settlement and related recoveries for the year ended December 31, 2021 were $0.5 million compared to $2.3 million of settlement and related costs for the year ended December 31, 2020. The settlement and related costs in 2020 consist primarily of a $0.8 million settlement of a government investigation related predominately to historical reimbursements paid under federal healthcare programs to certain of our subsidiaries and $1.1 million for various settlement costs related to certain of our vendors.
Other
non-operating
gains for the year ended December 31, 2021 were $4.0 million compared to other non-operating
losses of $22.4 million for the year ended December 31, 2020. The other non-operating
gains in 2021 consist primarily of a $3.4 million gain on the conversion of a debt investment to an equity investment. The other non-operating
losses in 2020 consist primarily of an $18.3 million loss on extinguishment of debt and a $4.2 million loss on settlement of an interest rate cap derivative.
Income Tax Expense (Benefit)
Income tax benefit for the year ended December 31, 2021 was $30.4 million compared to income tax expense of $0.6 million for the year ended December 31, 2020. The income tax benefit in 2021 includes a $15.5 million reversal of the valuation allowance on our deferred tax assets that had been previously established based on management’s prior year determination that it was more likely than not that a portion of the deferred tax assets would not be realized in the future. In connection with the acquisition of Alliance in 2021, management recorded deferred tax liabilities that provided sufficient evidence regarding future taxable income and, accordingly, recorded a release of a portion of the valuation allowance recorded in prior years.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the year ended December 31, 2021 was $8.5 million and increased by $5.9 million from the year ended December 31, 2020. This increase includes $6.5 million attributable to Alliance since the date of acquisition.
Non-GAAP
Financial Measures
We use various measures of financial performance based on financial statements prepared in accordance with GAAP. We believe, in addition to GAAP measures, certain non-GAAP
measures are useful for investors for a variety of reasons. Such non-GAAP
measures include earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA. Our management regularly communicates EBITDA and Adjusted EBITDA and their interpretation of such results to our board of directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our radiology and oncology businesses are performing and being managed.
We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition-related costs, settlement and related costs (recoveries), financial instruments revaluation and related losses (gains), loss on extinguishment of debt, severance and related costs, restructuring charges, asset impairments, other losses (gains), deferred rent expense and one-time
adjustments. EBITDA and Adjusted EBITDA are
non-GAAP
financial measures used as analytical indicators by us and the healthcare industry to assess business performance and are measures of leverage capacity and ability to service debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. EBITDA and Adjusted EBITDA are not financial measures determined in accordance with GAAP and are therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies.

The following table reconciles EBITDA and Adjusted EBITDA to net loss, the most directly comparable GAAP financial measure:

	Year Ended December 31,
(in thousands)	2021	2020
Net loss	$(34,814)	$(34,156)
Interest expense	62,575	32,781
Income tax expense (benefit)	(30,391)	562
Depreciation and amortization	44,895	17,060

EBITDA	42,265	16,247
Adjustments:
Stock-based compensation	2,792	2,084
Acquisition-related costs	20,233	1,079
Settlement and related costs (recoveries)	(539)	2,324
Gain on revaluation of earn-out liability	—	(5,457)
Loss on extinguishment of debt	—	18,279
Loss on settlement of interest rate cap derivative	—	4,162
Gain on conversion of debt to equity investment	(3,360)	—
Severance, restructuring and other charges	3,368	—
Other losses, net	342	407
Deferred rent expense	1,802	2,953

Adjusted EBITDA	$66,903	$42,078

In 2020, we had a single reportable segment, which was outpatient diagnostic imaging. As a result of the acquisition of Alliance in 2021, we operate in two reportable segments: radiology and oncology. We are not able to present comparable Adjusted EBITDA by segment for the year ended December 31, 2020, as it is impracticable to do so. The following table summarizes our Adjusted EBITDA for the year ended December 31, 2021 by segment:

Year Ended
(in thousands)	December 31, 2021
Adjusted EBITDA:
Radiology	$64,992
Oncology	15,466
Corporate	(13,555)

$66,903

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank borrowings. The following table presents a summary of our consolidated cash flows and the ending balance of our cash and cash equivalents:

	Year Ended December 31,
(in thousands)	2021	2020
Cash and cash equivalents at beginning of period	$44,396	$23,389
Net cash provided by operating activities	17,050	18,615
Net cash used in investing activities	(779,171)	(9,007)
Net cash provided by financing activities	766,144	11,399

Cash and cash equivalents at end of period	$48,419	$44,396

Cash Flows from Operating Activities
Cash provided by operating activities was $17.0 million for the year ended December 31, 2021 and consisted of a net loss of $34.8 million adjusted for certain non-cash
items and changes in certain operating assets and liabilities. The net loss of $34.8 million includes $20.2 million of acquisition-related costs primarily due to the acquisition of Alliance and three additional businesses during 2021. The primary non-cash
charges included in the net loss are $44.9 million of depreciation and amortization and $15.5 million of non-cash
interest expense, partially offset by a deferred income tax benefit of $30.4 million. Changes in operating assets and liabilities, net of acquisitions, contributed $20.6 million of operating cash driven by a $12.3 million decline in accounts receivable.
Cash Flows from Investing Activities
During the year ended December 31, 2021, cash used in investing activities was $779.2 million, an increase of $770.2 million from the prior year. Cash used for business acquisitions during the year ended December 31, 2021 was $758.1 million, driven primarily by cash used to acquire Alliance of $722.4 million (net of the cash acquired). In addition, purchases of property and equipment for the year ended December 31, 2021 were $17.9 million, an increase of $12.5 million from the prior year. For additional information on the Alliance Acquisition and other acquired businesses, see Note 4 to Item 8 of this Annual Report on Form
10-K.
Cash Flows from Financing Activities
During the year ended December 31, 2021, cash provided by financing activities was $766.1 million compared to $11.4 million for the prior year. Cash provided by financing activities during the year ended December 31, 2021 included $781.0 million of proceeds from long-term debt (net of issuance costs) and $9.2 million of proceeds from the issuance of common stock (net of issuance costs), partially offset by distributions paid to noncontrolling interests of $11.5 million and principal payments on long-term debt and finance leases of $10.3 million. The proceeds from long-term debt and the issuance of common stock were used primarily to finance the Alliance Acquisition. For additional information regarding the details of our long-term debt and the financing of the Alliance Acquisition, see Note 8 to Item 8 of this Annual Report on Form
10-K.
Liquidity Outlook
Cash and cash equivalents were $48.4 million as of December 31, 2021. In addition, we have a revolving credit facility under which we may borrow up to $55.0 million for working capital and other general corporate purposes. As of December 31, 2021, there were no borrowings outstanding under the revolving credit facility. We believe that our existing cash, cash equivalents and expected future cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months and there can be no assurance that sources of liquidity will be available to us at that time.
We also have access to an additional $349.6 million of debt financing through August 2024, provided certain conditions are met, to finance mutually agreed upon organic growth and future acquisition opportunities.
For additional information regarding our revolving credit facility and the additional borrowing available for future acquisitions, see Note 8 to Item 8 of this Annual Report on Form
10-K.
For a description of contractual obligations, such as debt, finance leases and operating leases, see Note 8, Note 9 and Note 10 to Item 8 of this Annual Report on Form
10-K,
respectively.
Critical Accounting Policies and Estimates
The preparation of the financial statements in accordance with GAAP requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other factors that we believe to be reasonable under the circumstances, including the current economic environment, in making judgments about the carrying values of assets and liabilities. We believe the accounting policies described below to be our most critical accounting policies. These accounting policies are affected significantly by judgments, assumptions and estimates used in the preparation of the financial statements and actual results could differ materially from the amounts reported based on these policies.
We have other significant accounting policies that do not generally require subjective estimates or judgments or would not have a material impact on our results of operations. Our significant accounting policies are described in Note 2 to Item 8 of this Annual Report on Form
10-K.
Revenue Recognition
The majority of our revenues are derived from net patient fees received from various payors and patients themselves based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.

We recognize revenue in the period in which performance obligations are satisfied by providing services to customers. We record the amount of revenue that reflects the consideration that we expect to receive in exchange for those services. We apply the following five-step model in order to determine this amount: (i) identification of the contract with a customer; (ii) identification of the promised services in the contract and determination of whether they represent performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
Patient Fee Payors
Our patient fee revenues are generated from freestanding facilities that we manage and operate. We submit billings and collect fees directly from the patients and third-party payors. Our performance obligations are to provide outpatient medical services to patients, such as diagnostic services, radiation therapy, or the provision of goods and services during a patient visit. Revenues are recorded during the period the obligations to provide medical services are satisfied. Performance obligations for medical services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans, attorneys, employers and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payors. The payment arrangements with third-party payors for the services we provide to the related patients typically specify payments at amounts less than standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service
rates. Uninsured patients are billed based on established patient fee schedule or fees negotiated. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in contractual terms resulting from contract renegotiations and renewals.
Revenue recorded is based upon the estimated amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements, negotiated rates and historical and expected payment patterns. Revenues related to uninsured patients, uninsured copayment, and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts ultimately expected to be collected. We consider readily available information when preparing estimates.
Hospital and Healthcare Providers
Our hospital and healthcare provider revenues are derived from services provided under an outsourced contract arrangement with hospitals, physician groups and other healthcare providers. Under these outsourced service contracts, we provide medical services to patients at a fixed site facility or mobile unit. We typically bundle our services in providing diagnostic imaging or radiation therapy services, staffing, supplies and other patient related administrative tasks depending on the customers’ needs. The majority of our contracts have a single performance obligation, as a series of distinct services that are substantially the same are provided and are transferred with the same pattern to the customer. We bill customers on a fee per procedure, percentage of collections, or fixed-payment methodology. Service fees based on fee per procedure and fixed-payment methodology are negotiated and agreed upon by both parties. We do not have a business practice of accepting less than contractual amounts. Any amounts not collected do not represent implicit price concessions and instead are due to general credit risk; therefore, we treat the allowance for doubtful accounts related to these arrangements as bad debt expense, which is recorded in operating expenses in our consolidated statements of operations and comprehensive loss. For service fees based on a percentage of collections, we receive payment after the hospital and other healthcare provider customers are paid by third-party payors and patients. Revenue is recognized over time as medical services are provided and the measurement of the transaction price is generally consistent with the methodology used with patient fee payors.
Accounts Receivable
Substantially all of our accounts receivable are due from health insurance providers (including Medicare and Medicaid), hospitals, other healthcare providers and patients, located throughout the U.S. A significant portion of our services are provided directly to patients or pursuant to long-term contracts with hospitals and other healthcare providers. Estimated credit losses are provided for in our consolidated financial statements.
Accounts receivable are reported at realizable value, net of allowances for price concessions and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. Implicit price concessions are recorded as a reduction in revenue with an offsetting amount reducing the carrying value of the receivable. We have a standardized approach to estimate and review the collectability of our receivables based on a number of factors, including the age of the receivable balances. Changes to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense within operating expenses in our consolidated statements of operations and comprehensive loss. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off.

Business Combinations
Acquisitions of entities over which we exercise control are accounted for using the acquisition method of accounting. The assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill if it exceeds the estimated fair value and as a bargain purchase gain if it is below the estimated fair value.
Non-controlling
interests in the acquired company are measured at their fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense.
Goodwill and Long-Lived Assets
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually at the reporting unit level. We perform an annual impairment test in the fourth quarter for goodwill and indefinite-lived intangible assets or more frequently if an event occurs or circumstances change that would more-likely-than-not
reduce the fair value of a reporting unit below its carrying amount. Such indicators include a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate.
In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more-likely-than-not
the fair value of a reporting unit is less than its carrying amount. If we conclude it is more-likely-than-not
the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment test. First, for each reporting unit, we compare its estimated fair value with its net book value. If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the estimated fair value does not exceed its net book value, goodwill is deemed to be impaired. We record an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.
The quantitative impairment analysis utilizes two primary approaches to calculate the fair value of the reporting unit: the discounted cash flow (“DCF”) method and the Guideline Public Company (“GPC”) method.
Under the DCF method, fair value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. In a single-period model, net cash flow or earnings for a normalized period are capitalized to reach a determination of present value. The methods, key assumptions, degree of uncertainty associated with the key assumptions, and the potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions with respect to the reporting unit are the estimated future net cash flows generated and the discount rate applied to capture the associated risks. The ability to achieve anticipated future net cash flows is subject to numerous assumptions and risks, including company-specific risks such as the ability to maintain and grow revenues, maintain or improve operating margins, control costs and anticipate working capital requirements. The anticipated future net cash flows are also dependent on industry-level factors, such as the impact of legislation, patient volumes, cost-reimbursement levels, and continued availability of qualified doctors and other medical professionals who are necessary to staff our operations, among other potential impacts.
Under the GPC method, value is estimated by comparing the subject company to similar companies with publicly-traded ownership interests. Guideline companies are selected based on comparability to the subject company, and valuation multiples are calculated and applied to subject company operating data. The key assumption used in connection with the GPC method focuses on identifying guideline companies that operate in the same (or similar) line of business as the reporting units with the same (or similar) operating characteristics. Eligible companies are selected based on Global Industry Classification Standard codes, Standard Industrial Classification codes, company descriptions, and industry affiliations. Considered factors include relative risk, profitability and growth considerations of the reporting unit relative to the guideline companies. Value estimates for the reporting unit involve using multiples of market value of invested capital excluding cash to revenue and earnings before interest, income taxes, depreciation and amortization. Valuations derived using the GPC method rely on information primarily obtained from available industry market data and publicly available filings with the Securities and Exchange Commission.
In evaluating indefinite-lived intangible assets for impairment, we first assess qualitative factors to determine whether it is more-likely-than-not
the fair value of an indefinite-lived intangible asset is less than its carrying amount. If we conclude it is more-likely-than-not
the fair value of an indefinite-lived intangible asset is less than its carrying amount, we conduct a quantitative impairment test, which consist of a comparison of the fair value to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Long-Lived Assets with Finite Lives
Long-lived assets, including property and equipment and purchased intangible assets subject to amortization (i.e., customer contracts and trade names), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Income Taxes
Income tax expense is computed using the asset and liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. We regularly review our deferred tax assets for recoverability and establish a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.
Derivatives
The valuation of derivatives is complex and requires significant estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. The following summarizes the critical accounting policies related to our significant derivatives.
Warrants
We review the terms of warrants to purchase our common stock to determine whether the warrants should be classified as liabilities or shareholders’ equity in our consolidated balance sheets. In order for a warrant to be classified in shareholders’ equity, the warrant must be (i) indexed to the company’s equity and (ii) meet the conditions for equity classification.
If a warrant does not meet the conditions for shareholders’ equity classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating
losses (gains) in the consolidated statements of operations and comprehensive loss. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in shareholders’ equity in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.
The fair value of the Stonepeak Warrants at the date of issuance was determined using the Black-Scholes option pricing model based on management estimates and assumptions. We determined the Stonepeak Warrants should be classified in shareholders’ equity. The relative fair value of the Stonepeak Warrants on the issuance date, net of allocated transaction costs, was $21.0 million, and is included in common stock in the consolidated balance sheet as of December 31, 2021. The initial carrying value of the Stonepeak Warrant will not be remeasured in future periods.
Embedded Derivatives
We review the terms of debt and equity financing transactions to identify whether there are any embedded derivatives that require separation from the related host financial instrument. Any such embedded derivatives are presented at fair value in the consolidated balance sheets, with changes in fair value recorded in other non-operating
losses (gains) in the consolidated statements of operations and comprehensive loss. Determination of whether a contract provision constitutes an embedded derivative requires significant management judgment. We separate an embedded provision in a debt or equity contract in which management determines that (i) the economic characteristics and risks of the embedded derivative provision are not clearly and closely related to the economic characteristics and risks of the host instrument, (ii) the host instrument itself is not carried at fair value in the consolidated balance sheets, and (iii) the embedded provision would meet the definition of a derivative financial instrument if it were issued on a standalone basis.
We identified an embedded derivative related to a change of control redemption election provision included in the Stonepeak Notes and have determined that it should be separated from the Stonepeak Notes and initially and subsequently be reported as a liability and measured at fair value. Determining the fair value of the change of control redemption election embedded derivative requires significant management estimates and judgment. The fair value of the change of control redemption election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the seven years from initiation date. The fair value of the change of control redemption election of $7.5 million as of December 31, 2021 was recorded as an embedded derivative liability and included in other liabilities in the consolidated balance sheet. See further discussion regarding the change of control redemption election embedded derivative in Note 8 to Item 8 of this Annual Report on Form
10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and is not required to provide the information required under this item.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Akumin Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Akumin Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
Orlando, Florida
March 16, 2022

AKUMIN INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$48,419	$44,396
Accounts receivable	121,525	62,259
Prepaid expenses	8,196	2,996
Other current assets	7,025	1,435

Total current assets	185,165	111,086
Property and equipment, net	259,122	63,714
Operating lease right-of-use assets	194,565	127,062
Goodwill	840,353	351,610
Other intangible assets, net	414,146	6,748
Other assets	25,475	4,832

Total assets	$1,918,826	$665,052

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$34,326	$16,213
Current portion of long-term debt	14,789	406
Current portion of obligations under finance leases	6,460	3,265
Current portion of obligations under operating leases	20,794	9,345
Other accrued liabilities	87,813	22,771

Total current liabilities	164,182	52,000
Long-term debt, net of current portion	1,197,596	389,580
Obligations under finance leases, net of current portion	15,951	12,309
Obligations under operating leases, net of current portion	184,375	122,954
Other liabilities	35,574	3,039

Total liabilities	1,597,678	579,882

Redeemable noncontrolling interests	37,469	—
Shareholders’ equity:
Common stock, no par value; unlimited number of shares authorized; 89,026,997 and 70,178,428 shares issued and outstanding as of December 31, 2021 and 2020, respectively	228,595	160,965
Accumulated other comprehensive income	18	—
Accumulated deficit	(123,424)	(80,133)

Total shareholders’ equity	105,189	80,832
Noncontrolling interests	178,490	4,338

Total equity	283,679	85,170

Total liabilities, redeemable noncontrolling interests and equity	$1,918,826	$665,052

See accompanying notes to the consolidated financial statements.

AKUMIN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenues	$421,079	$245,626
Operating expenses:
Cost of operations, excluding depreciation and amortization	359,735	205,635
Depreciation and amortization	44,895	17,060
Stock-based compensation	2,792	2,084
Other operating losses (gains)	583	(4,130)

Total operating expenses	408,005	220,649

Income from operations	13,074	24,977
Other expense (income):
Interest expense	62,575	32,781
Acquisition-related costs	20,233	1,079
Settlement and related costs (recoveries)	(539)	2,324
Other non-operating losses (gains)	(3,990)	22,387

Total other expense, net	78,279	58,571

Loss before income taxes	(65,205)	(33,594)
Income tax expense (benefit)	(30,391)	562

Net loss	(34,814)	(34,156)
Less: Net income attributable to noncontrolling interests	8,477	2,585

Net loss attributable to common shareholders	$(43,291)	$(36,741)

Comprehensive loss, net of taxes:
Net loss	$(34,814)	$(34,156)
Other comprehensive income:
Unrealized loss on hedging transactions, net of taxes	(10)	—
Reclassification adjustment for losses included in net loss, net of taxes	28	—

Other comprehensive income	18	—

Comprehensive loss, net of taxes	(34,796)	(34,156)
Less: Comprehensive income attributable to noncontrolling interests	8,477	2,585

Comprehensive loss attributable to common shareholders	$(43,273)	$(36,741)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.56)	$(0.52)

See accompanying notes to the consolidated financial statements.

AKUMIN INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2019	69,840,928	$158,881	$—	$(43,392)	$115,489	$3,500	$118,989
Net income (loss)	—	—	—	(36,741)	(36,741)	2,585	(34,156)
Issuance of common stock under stock-based awards	337,500	—	—	—	—	—	—
Stock-based compensation	—	2,084	—	—	2,084	—	2,084
Distributions paid to noncontrolling interests	—	—	—	—	—	(1,747)	(1,747)

Balance, December 31, 2020	70,178,428	160,965	—	(80,133)	80,832	4,338	85,170
Net income (loss) , net of the net income attributable to redeemable noncontrolling interests	—	—	—	(43,291)	(43,291)	7,715	(35,576)
Issuance of common stock:
Acquisition consideration	15,198,569	33,878	—	—	33,878	—	33,878
Other issuance	3,500,000	10,000	—	—	10,000	—	10,000
Warrants issued	—	21,014	—	—	21,014	—	21,014
Stock options exercised	150,000	75	—	—	75	—	75
Stock-based compensation	—	2,792	—	—	2,792	—	2,792
Other comprehensive income	—	—	18	—	18	—	18
Acquisition of noncontrolling interests	—	—	—	—	—	174,976	174,976
Distributions paid to noncontrolling interests	—	—	—	—	—	(9,969)	(9,969)
Other equity transactions	—	(129)	—	—	(129)	1,430	1,301

Balance, December 31, 2021	89,026,997	$228,595	$18	$(123,424)	$105,189	$178,490	$283,679

See accompanying notes to the consolidated financial statements.

AKUMIN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Operating activities:
Net loss	$(34,814)	$(34,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,895	17,060
Stock-based compensation	2,792	2,084
Deferred income taxes	(30,432)	700
Non-cash interest expense	15,470	2,241
Amortization of deferred financing costs and accretion of discount on long-term debt	1,508	3,241
Non-cash change in fair value of financial instruments	(100)	(5,457)
Loss on extinguishment of debt	—	18,279
Loss on settlement of derivative	—	4,162
Other non-cash items	(2,888)	1,273
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,308	(3,075)
Prepaid expenses and other assets	3,175	273
Accounts payable and other liabilities	4,134	9,037
Operating lease liabilities and right-of-use assets	1,002	2,953

Net cash provided by operating activities	17,050	18,615

Investing activities:
Purchases of property and equipment	(17,867)	(5,344)
Business acquisitions, net of cash acquired	(758,114)	(3,199)
Other investing activities	(3,190)	(464)

Net cash used in investing activities	(779,171)	(9,007)

See accompanying notes to the consolidated financial statements.

AKUMIN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2021	2020

Financing activities:
Proceeds from long-term debt	803,045	406,300
Principal payments on long-term debt	(5,997)	(371,524)
Principal payments on finance leases	(4,342)	(1,525)
Payment of debt issuance costs	(22,037)	(15,216)
Payment of earn-out liability	(4,689)	(4,689)
Proceeds from issuance of common stock	10,505	—
Payment of issuance costs for common stock and warrants	(1,334)	—
Contributions received from noncontrolling interests	1,239	—
Distributions paid to noncontrolling interests	(11,541)	(1,747)
Other financing activities	1,295	(200)

Net cash provided by financing activities	766,144	11,399

Net increase in cash and cash equivalents	4,023	21,007
Cash and cash equivalents, beginning of period	44,396	23,389

Cash and cash equivalents, end of period	$48,419	$44,396

Supplemental disclosure of cash flow information:
Interest paid	$35,028	$22,844
Income taxes paid, net	217	1,172
Supplemental disclosure of non-cash investing and financing activities:
Interest payable-in-kind on long-term debt	15,470	2,241
Warrants issued with long-term debt	21,918	—
Embedded derivative related to long-term debt	7,622	—
Property and equipment purchases in accounts payable and other accrued liabilities	9,534	334
See accompanying notes to the consolidated financial statements.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

1. Description of the Company
General Business Information
Akumin Inc. (“Akumin” or the “Company”) and its subsidiaries provide services to U.S. hospitals, health systems and physician groups, with solutions addressing outsourced radiology and oncology service line needs. With the acquisition of Alliance HealthCare Services, Inc. (“Alliance,” see Note 4), Akumin provides fixed-site outpatient diagnostic imaging services through a network of approximately
200 owned and/or operated imaging locations
;
and outpatient radiology and oncology services and solutions to approximately 1,000 hospitals
 and
 health systems across 46 states. Akumin’s imaging procedures include magnetic resonance imaging (“MRI”), computerized tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology
(X-ray),
mammography and other related procedures. Akumin’s cancer care services include a full suite of radiation therapy and related offerings.
The Company’s revenue is derived from a diverse mix of third-party payors, including private, managed care, capitated and government payors, as well as directly from hospitals and healthcare providers. The Company derives a substantial portion of its revenue from direct billings to governmental healthcare programs, such as Medicare and Medicaid, and private health insurance companies and/or health plans.
COVID-19
Commencing during the first quarter of 2020 and continuing through the present, a pandemic relating to the novel coronavirus known as
COVID-19
occurred causing significant financial market disruption and social dislocation. The pandemic is dynamic, with various cities, counties, states and countries around the world responding or having responded in different ways to address and contain the outbreak, including the declaration of a global pandemic by the World Health Organization, a National State of Emergency in the United States, and state and local executive orders and ordinances forcing the closure of non-essential
businesses and persons not employed in or using essential services to “stay at home” or “shelter in place.” At this stage, while there are signs of improvement, the Company is uncertain as to how long the pandemic, or a more limited epidemic, will last, what regions will be most affected, to what extent containment measures will be applied, or the nature and timing of possible vaccinations. Imaging and radiation therapy centers are healthcare facilities and are generally considered an essential service with the expectation that they continue to operate during the pandemic.
The Company instituted several realignment and cost containment measures to respond to the drop in volume that resulted from the
COVID-19
pandemic and related government orders.
The Company’s cost containment measures included the temporary closure of certain of the Company’s imaging centers to consolidate volume to nearby centers and reduced operating hours at the remainder of its imaging centers, with the
highest number of centers closed in
mid-April

2020. At that same time, the Company furloughed or laid off a portion of its workforce, reduced work hours for its hourly personnel and reduced salaries of employees, as well as negotiated deferral of certain costs due to landlords and other vendors.
In light of the improving business environment for the Company, it gradually increased its workforce during 2021. Effective January 1, 2021, all reduced salaries had been returned to normal levels. Clinical operations have resumed to normal operating hours as patient volumes allow and substantially all of the clinics that had temporarily closed due to the
COVID-19
pandemic have resumed normal operations. If the future economic or legislative environment related to the
COVID-19
pandemic again leads to weakened business volume, the Company might re-institute
cost containment measures similar to those described above in order to preserve its liquidity.
In connection with the
COVID-19
pandemic, the Company received government grant funds in 2020 and 2021 from the U.S. Department of Health and Human Services (“HHS”) and advanced payments in 2020 from the U.S. Centers for Medicare and Medicaid Services (“CMS”), both of which were provided by U.S. federal government stimulus programs pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (see Note 24).

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Financial Statement Presentation
The audited consolidated financial statements of the Company include the assets, liabilities, revenues and expenses of all subsidiaries over which the Company exercises control. Intercompany balances and transactions have been eliminated in consolidation. The Company evaluates participating rights in its assessment of control in determining consolidation of joint venture partnerships. The Company records noncontrolling interests related to its consolidated subsidiaries that are not wholly owned. Investments in non-consolidated
investees over which it exercises significant influence but does not control are accounted for under the equity method and are included in other assets in the consolidated balance sheets. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“generally accepted accounting principles” or “GAAP”).
Variable Interest Entities
In accordance with consolidation guidance, a reporting entity with a variable interest in another entity is required to include the assets and liabilities and revenues and expenses of that separate entity (i.e., consolidate with the financial statements of the reporting entity) when the variable interest is determined to be a controlling financial interest. A reporting entity is considered to have a controlling financial interest in a variable interest entity (“VIE”) if (i) the reporting entity has the power to direct the activities of the VIE that most significantly impacts its economic performance and (ii) the reporting entity has the obligation to absorb losses of the VIE that could be potentially significant to the VIE.
As a result of the financial relationship established between the Company and certain entities (the “Revenue Practices”) through respective management service agreements, the Revenue Practices individually qualify as VIEs as the Company, which provides them non-medical, technical and administrative services, has the power to direct their respective activities and the obligation to absorb their gains and losses. As a result, the Company is considered the primary beneficiary of the Revenue Practices, and accordingly, the assets and liabilities and revenues and expenses of the Revenue Practices are included in these consolidated financial statements. The following information excludes any intercompany transactions and costs allocated by the Company to the Revenue Practices. As of December 31, 2021 and 2020, the Revenue Practices’ assets included in the Company’s consolidated balance sheets were $20.4 million and $34.1 million, respectively
,
and liabilities included in the Company’s consolidated balance sheets were $0.6 million and $2.4 million, respectively. The assets of the Revenue Practices can only be used to settle their obligations. During the years ended December 31, 2021 and 2020, the Revenue Practices’ revenues were $173.6 million and $139.2 million, respectively, and the net cash provided from operating activities was $180.6 million and $134.7 million, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The
COVID-19
pandemic has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the Company’s estimates.
The most significant assumptions and estimates underlying these consolidated financial statements involve revenue recognition, accounts receivable, business combinations, impairments of long-lived assets including goodwill, income taxes and fair value of financial instruments.
Revenue Recognition
The majority of the Company’s revenues are derived from net patient fees received from various payors and patients themselves based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.
The Company recognizes revenue in the period in which performance obligations are satisfied by providing services to customers. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those services. The Company applies the following five-step model in order to determine this amount: (i) identification of the contract with a customer; (ii) identification of the promised services in the contract and determination of whether they represent performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
Patient Fee Payors
Patient fee revenues are generated from freestanding facilities managed and operated by the Company, which submit billings and collect fees directly from the patients and third-party payors. The Company’s performance obligations are to provide outpatient medical services to patients, such as diagnostic services, radiation therapy, or the provision of goods and services during a patient visit. Revenues are recorded during the period the obligations to provide medical services are satisfied. Performance obligations for medical services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payor (Medicare, Medicaid, managed care health plans, attorneys, employers and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payors. The payment arrangements with third-party payors for the services the Company provides to the related patients typically specify payments at amounts less than standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service
rates. Uninsured patients are billed based on established patient fee schedule or fees negotiated. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in contractual terms resulting from contract renegotiations and renewals.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Revenue recorded is based upon the estimated amounts the Company expects to be entitled to receive from patients and third-party payors. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements, negotiated rates and historical and expected payment patterns. Revenues related to uninsured patients, uninsured copayment, and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and contractual discounts). The Company also records estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-pay
revenues at the estimated amounts ultimately expected to be collected. The Company considers readily available information when preparing its estimates.
Hospital and Healthcare Providers
Revenues are derived from services provided under an outsourced contract arrangement with hospitals, physician groups and other healthcare providers. Under outsourced service contracts with hospitals and other healthcare provider customers, the Company provides medical services to patients at a fixed site facility or mobile unit. The Company typically bundles its services in providing diagnostic imaging or radiation therapy services, staffing, supplies and other patient related administrative tasks depending on the customers’ needs. The majority of the Company’s contracts have a single performance obligation, as a series of distinct services that are substantially the same are provided and are transferred with the same pattern to the customer. The Company bills customers on a fee per procedure, percentage of collections, or fixed-payment methodology. Service fees based on fee per procedure and fixed-payment methodology are negotiated and agreed upon by both parties. The Company does not have a business practice of accepting less than contractual amounts. Any amounts not collected do not represent implicit price concessions and instead are due to general credit risk; therefore, the Company treats the allowance for doubtful accounts related to these arrangements as bad debt expense, which is recorded in operating expenses in the consolidated statements of operations and comprehensive loss. For service fees based on a percentage of collections, the Company receives payment after the hospital and other healthcare provider customers are paid by third-party payors and patients. Revenue is recognized over time as medical services are provided and the measurement of the transaction price is generally consistent with the methodology used with patient fee payors.
Other
Other revenue consists of miscellaneous fees under contractual arrangements, including service fee revenue under capitation arrangements with third-party payors, management fees, government grants and fees for other services provided to third parties. The Company records revenue from management services that it performs based upon management service contracts with predetermined pricing and records such revenues in the period in which the service is performed and at the amounts expected to be collected. During the years ended December 31, 2021 and 2020, the Company received grants from HHS (see Note 24).
No single payor or provider accounted for more than
10% of consolidated revenues during the years ended December 31, 2021 and 2020.
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates in two reportable segments: Radiology and Oncology. Each of these segments, on a stand-alone basis, provides and makes available its respective medical services in similar settings and operates within a singular regulatory environment. Further, management assesses the Company’s segment operations and each segment’s degree of efficiency and performance based on this structure of financial reporting and primarily makes operating decisions from these reportable segment results.
Cash and Cash Equivalents
The Company classifies short-term investments with original maturities of three months or less as cash equivalents.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Accounts Receivable
The Company provides shared and single-user diagnostic imaging and oncology equipment and technical support services to the healthcare industry and directly to patients on an outpatient basis. Substantially all of the Company’s accounts receivable are due from health insurance providers (including Medicare and Medicaid), hospitals, other healthcare providers and patients, located throughout the U.S. A significant portion of the Company’s services are provided directly to patients or pursuant to long-term contracts with hospitals and other healthcare providers. Estimated credit losses are provided for in the consolidated financial statements.
Accounts receivable are reported at realizable value, net of allowances for price concessions and doubtful accounts, which are estimated and recorded in the period the related revenue is recorded. Implicit price concessions are recorded as a reduction in revenue with an offsetting amount reducing the carrying value of the receivable. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the age of the receivable balances. Changes to the allowance for doubtful accounts estimates are recorded as an adjustment to bad debt expense within operating expenses in the consolidated statements of operations and comprehensive loss. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in high-credit-quality financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits.
The Company’s accounts receivable are primarily from third-party payors and clients in the healthcare industry. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2021 and 2020.
Property and Equipment
Property and equipment are stated at cost. Property and equipment acquired through business combinations are recorded at their acquisition date fair value. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Medical equipment and equipment under finance leases	2 to 10 years
Office and computer equipment	2 to 7 years
Transportation and service equipment	3 to 10 years
Furniture and fixtures	5 to 10 years
Leasehold improvements	Shorter of the lease term or estimated useful life
Routine maintenance and repairs are charged to expense as incurred. Major repairs and purchased software and hardware upgrades, which extend the life of or add value to the equipment, are capitalized and depreciated over the remaining useful life. Operating lease right-of-use
(“ROU”) equipment buyouts and significant upgrades are capitalized.
Leases
The Company’s operating lease portfolio primarily consists of real estate leases for its imaging centers, oncology centers and corporate offices. A smaller portion consists of medical and office equipment leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, current portion of obligations under operating leases, and obligations under operating leases, net of current portion in the consolidated balance sheets. Finance leases are included in property and equipment, current portion of obligations under finance leases, and obligations under finance leases, net of current portion in the consolidated balance sheets. The Company has elected to use the accounting policy practical expedients by class of underlying asset to (i) combine associated lease and non-lease
components into a single lease component; and (ii) exclude recording short-term leases as ROU assets and liabilities on the consolidated balance sheets.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease liabilities are recorded at the present value of remaining lease payments not yet paid for the lease term discounted using the incremental borrowing rate associated with each lease. Operating lease ROU assets represent operating lease liabilities adjusted for prepayments, accrued lease payments, lease incentives and initial direct costs. Certain of the Company’s leases include renewal or termination options. Calculation of operating lease ROU assets and liabilities includes the initial lease term unless it is reasonably certain a renewal or termination option will be exercised.

The Company’s initial real estate lease term typically varies from 3 to 15 years. Including renewal options, the lease term may typically vary from 10 to 30 years.
Variable components of lease payments fluctuating with a future index or rate are estimated at lease commencement based on the index or rate at lease commencement. If the payments change as the result of a change in an index or rate subsequent to lease commencement, the difference is recognized in the consolidated statements of operations and comprehensive loss in the period in which the change occurs. Variable payments for maintenance such as common area maintenance costs and taxes, are not included in determining lease payments and are expensed as incurred. Most of the Company’s leases do not contain implicit borrowing rates, and therefore to measure lease liabilities, the Company uses its incremental borrowing rates based on the information available at the lease commencement date. Lease liabilities are remeasured when there is a significant change in the lease contracts.
Goodwill and Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (also known as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and reviewed by management. The Company has evaluated and concluded there are two operating segments: Radiology and Oncology. The Company has assessed that each component listed above meets the definition of a reporting unit based on the conclusions that each component constitutes a business, discrete financial information is available for each component, and management regularly reviews the results of such financial information.
The Company performs an annual impairment test in the fourth quarter for goodwill and indefinite-lived intangible assets or more frequently if an event occurs or circumstances change that would more-likely-than-not
reduce the fair value of a reporting unit below its carrying amount. Such indicators include a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate.
In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more-likely-than-not
the fair value of a reporting unit is less than its carrying amount. If the Company concludes it is more-likely-than-not
the fair value of a reporting unit is less than its carrying amount, the Company conducts a quantitative goodwill impairment test. First, for each reporting unit, the Company compares its estimated fair value with its net book value. If the estimated fair value exceeds its net book value, goodwill is deemed not to be impaired, and no further testing is necessary. If the estimated fair value does not exceed its net book value, goodwill is deemed to be impaired. The Company records an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value.
The quantitative impairment analysis utilizes two primary approaches to calculate the fair value of the reporting unit: the discounted cash flow (“DCF”) method and the Guideline Public Company (“GPC”) method.
Under the DCF method, fair value is measured as the present worth of anticipated future net cash flows generated by a business. In a multi-period model, net cash flows attributable to a business are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. In a single-period model, net cash flow or earnings for a normalized period are capitalized to reach a determination of present value. The methods, key assumptions, degree of uncertainty associated with the key assumptions, and the potential events or changes in circumstances that could reasonably be expected to negatively affect the key assumptions with respect to the reporting unit are the estimated future net cash flows generated and the discount rate applied to capture the associated risks. The ability to achieve anticipated future net cash flows is subject to numerous assumptions and risks, including company-specific risks such as the ability to maintain and grow revenues, maintain or improve operating margins, control costs and anticipate working capital requirements. The anticipated future net cash flows are also dependent on industry-level factors, such as the impact of legislation, patient volumes, cost-reimbursement levels, and continued availability of qualified doctors and other medical professionals who are necessary to staff the Company’s operations, among other potential impacts.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Under the GPC method, value is estimated by comparing the subject company to similar companies with publicly-traded ownership interests. Guideline companies are selected based on comparability to the subject company, and valuation multiples are calculated and applied to subject company operating data. The key assumption used in connection with the GPC method focuses on identifying guideline companies that operate in the same (or similar) line of business as the reporting units with the same (or similar) operating characteristics. Eligible companies are selected based on Global Industry Classification Standard codes, Standard Industrial Classification codes, company descriptions, and industry affiliations. Considered factors include relative risk, profitability and growth considerations of the reporting unit relative to the guideline companies. Value estimates for the reporting unit involve using multiples of market value of invested capital excluding cash to revenue and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). Valuations derived using the GPC method rely on information primarily obtained from available industry market data and publicly available filings with the Securities and Exchange Commission (“SEC”).
In evaluating indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more-likely-than-not
the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the Company concludes it is more-likely-than-not
the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company conducts a quantitative impairment test, which consist of a comparison of the fair value to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Finite-lived intangible assets are amortized over their respective estimated useful lives (see Note 7) on a straight-line basis and are reviewed for impairment consistent with property and equipment.
Impairment of Long-Lived Assets
Long-lived assets, including property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Business Combinations
The assets acquired and liabilities assumed in a business combination are recorded at their estimated fair values on the date of acquisition. The difference between the purchase price amount and the net fair value of assets acquired and liabilities assumed is recognized as goodwill if it exceeds the estimated fair value and as a bargain purchase gain if it is below the estimated fair value.
Non-controlling
interests in the acquired company are measured at their fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, often utilizes independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense.
Acquisitions of entities over which the Company exercises control have been recorded using the acquisition method of accounting and, accordingly, results of their operations have been included in the Company’s consolidated financial statements as of the effective date of each respective acquisition.
Redeemable Noncontrolling Interests
The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the case of certain events, including (i) the expiration or termination of certain operating agreements of the joint venture, or (ii) the noncontrolling interests’
tax-exempt
status is jeopardized by the joint venture.
As of December 31, 2021, the Company holds redeemable noncontrolling interests of $37.5 million which are not currently redeemable or probable of becoming redeemable. The redemption of these noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered as the triggering events are generally not probable until they occur. As such, these noncontrolling interests have not been remeasured to redemption value.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

The following is a rollforward of the activity in the redeemable noncontrolling interests for the year ended December 31, 2021:

(in thousands)
Balance, December 31, 2020	$—
Fair value at time of Alliance Acquisition	37,040
Net income attributable to redeemable noncontrolling interests	762
Contributions received from redeemable noncontrolling interests	1,239
Distributions paid to redeemable noncontrolling interests	(1,572)

Balance, December 31, 2021	$37,469

Stock-Based Compensation
The Company recognizes compensation expense for all stock-based awards, including restricted share units (“RSUs”) and stock options, based on estimated fair value on the measurement date. The Company recognizes stock-based compensation expense over the requisite service period for each separately vesting portion of the award. The fair value of RSUs is computed based on the market value of the Company’s common stock on the date of grant. The fair value of stock options is computed using the Black-Scholes option pricing model, which is affected by the Company’s common stock price and related volatility, expected dividend yield, term of the option, exercise price and risk-free interest rate. The Company recognizes forfeitures as they occur.
Income Taxes
Income tax expense is computed using the asset and liability method. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Future income tax benefits are recognized only to the extent that the realization of such benefits is considered to be more likely than not. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, when it is more likely than not that such deferred tax assets will not be recoverable, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.
Earnings per share
The Company computes basic net income per share attributable to common shareholders based on the weighted-average number of common shares outstanding during the periods presented. Diluted net income per share attributable to common shareholders is computed based on the weighted-average number of common and any dilutive potential common shares outstanding using the treasury method.
Comprehensive Income
Comprehensive income includes all changes in equity other than transactions with shareholders and noncontrolling interests. The Company’s accumulated other comprehensive income consists of unrealized gains and losses, and related reclassification adjustments, related to interest rate swaps that qualify as cash flow hedges.
Fair Value of Financial Instruments
The Company uses the following methods and assumptions in estimating fair value disclosure for financial instruments:

•
Debt:
The carrying amounts of debt are recorded at amortized cost. The carrying amounts of variable-rate borrowings approximate fair value estimates based on current market rates and credit spreads for similar debt instruments.

•
Derivative instruments:
Fair value is determined based on the income approach and standard valuation techniques to convert future amounts to a single present amount and approximates the net gains and losses that would have been realized if the contracts had been settled at each period-end.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. Accordingly, assets and liabilities carried at fair value are classified within the fair value hierarchy in one of the following categories:

•	Level 1 – Fair value is determined by using quoted prices that are available in active markets for identical assets and liabilities.

•
Level
 2
– Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets.

•	Level 3 – Fair value is determined by using inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgment .
Derivatives, Cash Flow Hedges and Embedded Derivatives
The Company has interest rate swap agreements to hedge the future interest payments on portions of its variable-rate equipment debt in order to reduce volatility in operating results due to fluctuations in interest rates. Management has determined the interest rate swap agreements are derivative instruments designated as cash flow hedges. The Company formally measures effectiveness of its hedging relationships at hedge inception in accordance with its risk management policy. The Company’s derivatives are recorded on the consolidated balance sheets at fair value. The Company does not recognize hedge ineffectiveness in its consolidated statements of operations but instead recognizes the entire change in the fair value of cash flow hedges in other comprehensive income. The amounts recorded in other comprehensive income are subsequently reclassified to earnings in the same line item in the consolidated statements of operations as impacted by the hedged item when the hedged item affects earnings.
The Company reviews the terms of debt and equity financing transactions to identify whether there are any embedded derivatives that require separation from the related host financial instrument. Any such embedded derivatives are presented at fair value in the consolidated balance sheets, with changes in fair value recorded in other non-operating
losses (gains) in the consolidated statements of operations and comprehensive loss. The Company separates an embedded provision in a debt or equity contract in which (i) the economic characteristics and risks of the embedded derivative provision are not clearly and closely related to the economic characteristics and risks of the host instrument, (ii) the host instrument itself is not carried at fair value in the consolidated balance sheets, and (iii) the embedded provision would meet the definition of a derivative financial instrument if it were issued on a standalone basis. The Company identified an embedded derivative that it has separated from the Subordinated Notes, as discussed in Note 8.
Warrants
The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or shareholders’ equity in its consolidated balance sheets. In order for a warrant to be classified in shareholders’ equity, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.
If a warrant does not meet the conditions for shareholders’ equity classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating
losses (gains) in the consolidated statements of operations and comprehensive loss. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in shareholders’ equity in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value. As discussed in Note 8, the Company issued warrants in connection with the Subordinated Notes.
Self-Insurance
The Company has purchased large deductible insurance policies for certain of its workers’ compensation, auto liability, general liability and professional liability exposures. For a portion of the exposures, the Company is self-insured and retains the risk for certain liabilities.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

The Company’s policy is to accrue amounts equal to the actuarially estimated costs to settle open claims of insureds, as well as an estimate of the cost of insured claims that have been incurred but not reported. The Company develops information about the size of the ultimate claims based on historical experience, current industry information, and actuarial analysis and evaluates the estimates for claim loss exposure on an annual basis.
The Company believes that adequate provision has been made in the consolidated financial statements for these liabilities. The most significant assumptions used in the estimation process include determining the trend in costs, the expected cost of claims incurred but not reported and the expected costs to settle or pay damage awards with respect to unpaid claims. Recorded liabilities are based upon estimates, and while management believes the estimates of loss are reasonable, the ultimate liability may be in excess of or less than the recorded amounts.
3. New Accounting Standards
Recently Adopted Accounting Standards
ASU
2018-15,
Intangibles – Goodwill and Other – Internal Use Software (Topic
350-40)
In August 2018, the Financial Accounting Standard Board (“FASB”) issued
ASU
2018-15,
Intangibles – Goodwill and Other –
Internal-Use
Software
(Topic
350-40).
The ASU is intended to improve the recognition and measurement of financial instruments. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use
software (and hosting arrangements that include an
internal-use
software license). This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. For all other entities, this ASU is effective for annual reporting periods beginning after December 15, 2020 and interim periods in annual reporting periods after December 15, 2021. The Company is considered an Emerging Growth Company as classified by the SEC, which gives the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company adopted this standard on a prospective basis during the three months ended June 30, 2021, and it did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Effective
ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326)
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2022. The Company is considered an Emerging Growth Company as classified by the SEC, which gives the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
ASU
2020-04,
Financial Instruments – Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform
(Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. For all entities, the guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

ASU
2021-01,
Reference Rate Reform (Topic 848), Scope
In January 2021, the FASB issued ASU
2021-01,
Reference Rate Reform (Topic 848), Scope
. This ASU clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain option expedients and exceptions in Topic 848. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
ASU
2021-04,
Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
815-40)
In April 2021, the FASB issued ASU
2021-04,
Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic
815-40)
. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
ASU
2021-08,
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)
In October 2021, the FASB issued ASU
2021-08,
 Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
, creating an exception to the recognition and measurement principles in ASC 805,
 Business Combinations
. The amendments require an acquirer to use the guidance in ASC 606,
 Revenue from Contracts with Customers
, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. In addition, the amendments clarify that all contracts requiring the recognition of assets and liabilities in accordance with the guidance in ASC 606, such as contract liabilities derived from the sale of nonfinancial assets within the scope of ASC
610-20,
 Gains and Losses from the Derecognition of Nonfinancial Assets
, fall within the scope of the amended guidance in ASC 805. The amendments do not affect the accounting for other assets or liabilities arising from revenue contracts with customers in a business combination, such as customer-related intangible assets and contract-based intangible assets, including off-market
contract terms. This ASU is effective for public entities for fiscal years beginning after December 15, 2022, with early adoption permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2023. The Company is considered an Emerging Growth Company as classified by the SEC, which gives the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
ASU
2021-10,
Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued ASU
2021-10,
Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance
, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. ASU
2021-10
also adds a new Topic - ASC 832,
 Government Assistance
—to the FASB’s Codification. The disclosure requirements only apply to transactions with a government that are accounted for by analogizing to either a grant model or a contribution model. The guidance in ASU
2021-10
is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
4. Business Combinations
Alliance Acquisition
On September 1, 2021, the Company acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which own
s
 100% of the common stock of Alliance, from Thaihot Investment Co., Ltd. (“Seller”) for a total purchase price of $785.6 million (the “Alliance Acquisition”). The acquisition included Alliance’s ownership interests in its joint ventures which had a fair value of $212.0 million on the acquisition date.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

The acquisition was financed with (i) cash on hand, (ii) $340.0 million of proceeds from the issuance of unsecured notes, (iii) $10.4 million of proceeds from the issuance of 3,500,000 shares of the Company’s common stock at a price of $2.98 per share, (iv) $375.0 million of proceeds from a private offering of 7.5% senior secured notes, and (v) the issuance of 14,223,570 shares of the Company’s common stock to the Seller at a price of $2.17 per share, which represents the closing market price of the Company’s common stock immediately prior to the acquisition date.
The following table summarizes the fair value of the purchase consideration for the Alliance Acquisition as of the date of the acquisition:

(in thousands, except share and per share amounts)
Shares of common stock issued	14,223,570
Per share value of common stock issued	$2.17
Fair value of common stock issued	$30,865
Cash paid at closing	748,490
Working capital and other adjustments	6,261

Total purchase price	$785,616

The following table summarizes the preliminary assessment of fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(in thousands)
Assets acquired:
Cash and cash equivalents	$26,125
Net working capital	14,221
Property and equipment	206,475
Operating lease right-of-use assets	69,919
Goodwill	455,760
Intangibles – Customer contracts	266,224
Intangibles – Trade names	69,108
Intangibles – Third party management agreements	10,200
Intangibles – Certificates of need	69,558
Other assets	8,170

1,195,760

Liabilities assumed:
Equipment debt	54,673
Obligations under finance leases	9,041
Obligations under operating leases	74,290
Deferred tax liabilities	52,760
Other liabilities	7,364

198,128

Net assets acquired	997,632
Less redeemable noncontrolling interests	37,040
Less noncontrolling interests	174,976

Purchase price	$785,616
As of September 30, 2021, the Company had preliminarily estimated the fair value of the assets acquired and liabilities assumed and allocated a portion of the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Noncontrolling interests have also been recorded at fair value as of the acquisition date. The fair value of the total enterprise applicable to joint ventures has been allocated to the individual joint ventures; the amount allocated to each noncontrolling interest has been computed by multiplying the respective joint venture total fair value by the ownership interest percentage of the noncontrolling interest and applying an appropriate lack of control discount. During the three months ended December 31, 2021, the Company updated the preliminary assessment of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in certain changes to the preliminary amounts previously recorded.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

These changes were composed primarily of (i) an increase in identifiable intangible assets acquired of $52.4 million due to refinements in the valuation analysis, (ii)
an increase in deferred tax liabilities of $15.1 million related to the tax effect of the assets acquired and liabilities assumed, (iii)
a decrease in each of the operating lease
right-of-use
assets and related lease obligations of
$12.7 million due primarily to a revision of the inputs used upon Alliance’s adoption of ASC 842,
Leases
, as of the date of the acquisition and (i
v
) a decrease in accounts receivable of $2.0 million. The net effect of the changes to preliminary fair value of the assets acquired and liabilities assumed resulted in a decrease in goodwill of $35.0 million. The final determination of the fair value of certain assets acquired and liabilities assumed, including deferred tax liabilities and the assignment of goodwill to reporting units, was not complete as of December 31, 2021, but will be finalized within the allowable one-year
measurement period.
The acquisition enabled the Company to expand its business into areas of the United States in which it previously did not have operations. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which will not be deductible for income tax purposes. The total goodwill has been allocated
$297.4
million and $
158.4
million to the Radiology segment and Oncology segment, respectively. The Company believes the goodwill resulting from the acquisition is primarily attributable to the expected synergies related to operating efficiencies and enhanced opportunities for growth. Since the acquisition date, the Alliance Acquisition contributed revenues of
$155.2

million and income before income taxes of
$4.5
million to the Company’s consolidated results of operations.
The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. The unaudited pro forma financial data presented below gives effect to the acquisition as if it had occurred on January 1, 2020. The unaudited pro forma information includes adjustments to amortization and depreciation for acquired intangible assets and property and equipment, interest expense and related gains and losses on Alliance’s term loan and credit facilities, and transaction costs. For the year ended December 31, 2020, non-recurring
pro forma adjustments directly attributable to the Alliance Acquisition in the pro forma information presented below included (i) depreciation and amortization expense of $59.2 million, (ii) interest expense and related gains and losses on Alliance’s term loan and credit facilities of $7.4 million, and (iii) transaction costs of $30.4 million. This pro forma data is presented for illustrative purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the Company completed the acquisition on January 1, 2020.

	Year Ended December 31,
(unaudited; in thousands)	2021	2020
Pro forma net revenues	$746,550	$741,834
Pro forma net loss before income taxes	(132,494)	(181,554)

The values of the intangible assets relating to customer contracts, trade names and certificates of need represent Level 3 measurements as they were based on unobservable inputs reflecting the Company’s assumptions used in determining the fair value of the assets. These inputs required significant judgments and estimates at the time of the valuation.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

The following table describes the valuation techniques used to calculate fair values for assets in Level 3. The significant unobservable inputs used in the fair value measurement of the Company’s identifiable intangible assets are growth and attrition rates, discount rate and royalty rate. Significant changes in these inputs would result in a significant change of fair value measurement.

(in thousands)	Fair value at September 1, 2021	Valuation Technique	Unobservable Input	Selected Assumptions
Customer contracts	$266,224	Attrition rate	Attrition rate Growth rate Discount rate	2.8% - 5.8% 3.0% 9.0% - 12.3%
Trade names	69,108	Relief from royalty method	Royalty rate Discount rate	1.5% 9.0% - 12.3%
Certificates of need	69,558	Acquisition costs	Discount rate	9.0% - 12.3%
Acquisition and integration costs related to the Alliance Acquisition were $13.6 million for the year ended December 31, 2021, and are included in acquisition-related costs in the Company’s consolidated statements of operations and comprehensive loss.
Massachusetts Acquisition
On June 1, 2021, the Company acquired through a subsidiary, all of the issued and outstanding equity interests in a company that owns three outpatient diagnostic imaging centers in Massachusetts for cash consideration of $0.4 million (the “Massachusetts Acquisition”). Subsequent to the completion of the acquisition, the cash purchase price was increased by $0.05 million due to working capital adjustments in accordance with the purchase agreement. During 2021, the Company completed the final assessment of the fair value of the assets acquired and liabilities assumed. The results of the final assessment were not material. The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Assets acquired:
Cash	$5
Accounts receivable	59
Property and equipment	329
Operating lease right-of-use assets	1,413
Goodwill	94

1,900

Liabilities assumed:
Accounts payable and other accrued liabilities	33
Obligations under operating leases	1,413

1,446

Purchase price	$454

This acquisition was an opportunity for the Company to enter the Massachusetts market. The goodwill assessed on acquisition, expected to be deductible for income tax purposes, reflects the Company’s expectation of future benefits from the acquired business and workforce, as well as potential synergies from cost savings. The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. Since the acquisition date, the revenues and loss before income taxes contributed by this acquisition to the Company’s consolidated results of operations were not material.
Florida Acquisition
On May 1, 2021, the Company acquired, through a subsidiary, six outpatient diagnostic imaging centers in Florida in six simultaneous transactions with related sellers, for aggregate cash consideration of $34.5 million and share consideration of $3.0 million through issuance of 974,999 common shares of the Company at a price of $3.09 per share based on the share price at the close of April 30, 2021 (the “Florida Acquisition”).

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Subsequent to the completion of the acquisition, the cash purchase price was decreased by $0.4 million due to working capital adjustments in accordance with the purchase agreement. During 2021, the Company completed the final assessment of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed. The results of the final assessment were not material. The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Assets acquired:
Accounts receivable	$3,594
Prepaid expenses	83
Property and equipment	483
Operating lease right-of-use assets	6,874
Goodwill	32,610
Other intangible assets	841

44,485

Liabilities assumed:
Accounts payable and other accrued liabilities	350
Obligations under finance leases	136
Obligations under operating leases	6,874

7,360

Purchase price	$37,125

This acquisition was an opportunity for the Company to increase its economies of scale in Florida. The goodwill assessed on acquisition, expected to be deductible for income tax purposes, reflects the Company’s expectation of future benefits from the acquired business and workforce, as well as potential synergies from cost savings. The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. Since the acquisition date, the revenues and income before income taxes contributed by this acquisition to the Company’s consolidated results of operations were not material.
Sunrise Acquisition
On May 1, 2021, the Company acquired, through a subsidiary, a single outpatient diagnostic imaging center in Sunrise, Florida for cash consideration of $0.8 million (the “Sunrise Acquisition”). This asset acquisition was considered a business combination. The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Assets acquired:
Property and equipment	$521
Operating lease right-of-use assets	2,308
Goodwill	279

3,108
Liabilities assumed:
Obligations under operating leases	2,308

Purchase price	$800

This acquisition was an opportunity for the Company to increase its economies of scale in Florida. The goodwill assessed on acquisition, expected to be deductible for income tax purposes, reflects the Company’s expectation of future benefits from the acquired business and workforce, as well as potential synergies from cost savings. The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. Since the acquisition date, the revenues and loss before income taxes contributed by this acquisition to the Company’s consolidated results of operations were not material.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Coral Springs Acquisition
On January 1, 2020, the Company acquired, through a subsidiary, a single outpatient diagnostic imaging center in Coral Springs, Florida for cash consideration of $2.1 million (the “Coral Springs Acquisition”). In accordance with the transaction agreement, $0.1 million of this purchase price was withheld as security for indemnity obligations and was released to the seller during June 2020. This asset acquisition was considered a business combination. The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Assets acquired:
Prepaid expenses	$33
Property and equipment	412
Operating lease right-of-use assets	2,428
Goodwill	1,275
Other assets	369

4,517
Liabilities assumed:
Obligations under operating leases	2,428

Purchase price	$2,089

This acquisition was an opportunity for the Company to increase its economies of scale in Florida. The goodwill assessed on acquisition, expected to be deductible for income tax purposes, reflects the Company’s expectation of future benefits from the acquired business and workforce, as well as potential synergies from cost savings. The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date.
Crystal Lake Acquisition
On January 1, 2020, the Company acquired, through a subsidiary, a single outpatient diagnostic imaging center in Crystal Lake, Illinois for cash consideration of $1.2 million (the “Crystal Lake Acquisition”). In accordance with the transaction agreement, $0.1 million of this purchase price was withheld as security for indemnity obligations and was released to the seller during June 2020. This asset acquisition was considered a business combination. The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Assets acquired:
Property and equipment	$820
Operating lease right-of-use assets	555
Goodwill	400
Other assets	6

1,781
Liabilities assumed:
Obligations under operating leases	555

Purchase price	$1,226

This acquisition was an opportunity for the Company to increase its presence in Illinois. The goodwill assessed on acquisition, expected to be deductible for income tax purposes, reflects the Company’s expectation of future benefits from the acquired business and workforce, as well as potential synergies from cost savings. The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

5. Property and Equipment
Property and equipment consist of the following:

	December 31,
(in thousands)	2021	2020
Medical equipment	$227,796	$62,406
Leasehold improvements	39,763	19,360
Equipment under finance leases	34,597	23,169
Office and computer equipment	16,701	452
Transportation and service equipment	8,996	—
Furniture and fixtures	3,130	1,479
Construction in progress	6,423	—

	337,406	106,866
Less accumulated depreciation	78,284	43,152

	$259,122	$63,714

Depreciation expense for the year ended December 31, 2021 and 2020 was $36.4 million and $14.4 million, respectively.
As of December 31, 2021 and 2020, the equipment under finance leases had a net book value of $22.2 million and $15.0 million, respectively.
6. Goodwill
Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Total
Balance, December 31, 2019	$355,667	$—	$355,667
Acquisitions	1,675	—	1,675
Adjustments	(5,732)	—	(5,732)

Balance, December 31, 2020	351,610	—	351,610
Acquisitions	330,383	158,360	488,743

Balance, December 31, 2021	$681,993	$158,360	$840,353

The Company tests its goodwill and indefinite-lived intangible assets annually or more frequently depending on certain impairment indicators. There were no interim impairment tests performed. Goodwill was tested for impairment at the reporting unit level as of October 1, 2021 and 2020, the dates of the Company’s annual impairment review for the years ended December 31, 2021 and 2020, respectively. The Company performed a quantitative test as part of its annual impairment review. In both 2021 and 2020, the respective annual impairment tests yielded individual fair values for its reporting units that exceeded their respective carrying values.
In estimating fair values as of October 1, 2021, the Company used a combination of the income approach (the DCF method) and the market approach (the GPC method). Specifically, the Company utilized the following Level 3 estimates and assumptions in its analyses:

October 1, 2021
Discount rate	9.5%
Perpetual growth rate	2.5%
Tax rate	26.0%
Risk-free interest rate	2.5%
EBITDA multiple	7.5x to 10.5x

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

The estimated fair values at October 1, 2021 exceeded their carrying values by
 4%
 and 2% for the Radiology and Oncology reporting units, respectively.
Changes in estimates or assumptions could materially affect the determination of fair value and the conclusions of the Company’s impairment test. In addition to its annual review, the Company performs a test of impairment when indicators of impairment are present. As of December 31, 2021 and 2020, there were no indications of impairment of the Company’s goodwill balances.
7. Other Intangible Assets
Other intangible assets consist of the following:

	Weighted Average Useful Life (in years)	December 31, 2021			December 31, 2020
(dollars in thousands)		Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	20	$266,224	$(4,437)	$261,787	$—	$—	$—
Trade names	18	77,466	(6,054)	71,412	7,823	(3,258)	4,565
Management agreements	17	10,200	(200)	10,000	—	—	—
Other	4	4,814	(3,425)	1,389	4,508	(2,325)	2,183

Total		$358,704	$(14,116)	344,588	$12,331	$(5,583)	6,748

Indefinite-lived intangible assets				69,558			—

Total other intangible assets				$414,146			$6,748

Indefinite-lived intangible assets consist of Certificates of Need, which arose from the Alliance Acquisition, were tested for impairment as of October 1, 2021, the date of the Company’s annual impairment review for the year ended December 31, 2021. There were no indefinite-lived intangible assets as of December 31, 2020. The Company elected to perform a qualitative assessment of factors to determine whether further impairment testing was required. Based on its testing, the Company concluded there was no impairment of indefinite-lived intangible assets as of October 1, 2021.
In addition to its annual review, the Company performs an impairment test when indicators of impairment are present. As of December 31, 2021 and 2020, there were no indications of impairment of the Company’s other intangible assets balances.
The aggregate amortization expense for the Company’s finite-lived intangible assets was $8.5 million and $2.7 million for the years ended December 31, 2021 and 2020, respectively.
Estimated annual amortization expense related to finite-lived intangible assets is presented below:

(in thousands)
Year ending December 31:
2022	$19,814
2023	18,837
2024	18,132
2025	17,475
2026	17,421
Thereafter	252,909

$344,588

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

8. Long-Term Debt
Long-term debt consists of the following:

	December 31,
(in thousands)	2021	2020
2028 Senior Notes	$375,000	$—
2025 Senior Notes	475,000	400,000
Subordinated Notes	372,470	—
Equipment Debt	58,827	1,129

	1,281,297	401,129
Debt discount and deferred issuance costs	(68,912)	(11,143)

	1,212,385	389,986
Less current portion	14,789	406

Long-term debt, net of current portion	$1,197,596	$389,580

The minimum annual principal payments with respect to long-term debt as of December 31, 2021 are as follows:

(in thousands)
Year ending December 31:
2022	$14,789
2023	15,807
2024	13,009
2025	484,376
2026	2,570
Thereafter	750,746

$1,281,297

2028 Senior Notes
On August 9, 2021, the Company closed its offering of $375.0 million of aggregate principal amount of 7.5% senior secured notes due August 1, 2028 (the “2028 Senior Notes”). The offering was completed by Akumin Escrow Inc., a wholly owned subsidiary of the Company, in escrow. The proceeds of the offering were used to fund the Alliance Acquisition and were released from escrow contemporaneously with the completion of the acquisition. In addition, upon closing of the acquisition, the Company assumed all obligations of Akumin Escrow Inc., including all obligations due under the 2028 Senior Notes, and all assets of Akumin Escrow Inc. were liquidated to the Company.
The 2028 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by Akumin and each of its direct or indirect wholly owned subsidiaries and Alliance and its wholly owned subsidiaries, and secured against substantially all of the assets of the Company and the guarantors pari passu with the security granted in connection with the 2025 Senior Notes and 2020 Revolving Facility.
The 2028 Senior Notes indenture is substantially similar to the indenture for the 2025 Senior Notes, except the principal payment is due at maturity on August 1, 2028. Interest is accrued and payable every six months on February 1 and August 1 at a rate of 7.5% per annum.
On August 9, 2021, the 2028 Senior Notes were issued at their face value of $375.0 million net of debt issuance costs of $7.8 million. As of December 31, 2021, the 2028 Senior Notes had a face value of $375.0 million and an amortized cost balance of $367.7 million. The effective interest rate of the 2028 Senior Notes is 7.88%.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

2025 Senior Notes
On November 2, 2020, the Company closed an offering of $400.0 million of aggregate principal amount of 7.0% senior secured notes due November 1, 2025 (the “2025 Senior Notes”). The net proceeds from this offering were used to repay in full the Amended May 2019 Term Loans and related Revolving Facility, and net derivative financial instrument liabilities, in accordance with their respective contracts, and to pay related financing fees and expenses. A balance of $19.0 million was retained as cash. In connection with the repayment of the Amended May 2019 Term Loans, the Company recognized an $18.3 million loss on extinguishment of debt. In addition, the Company terminated and settled an interest rate cap derivative financial instrument and recognized a $4.2 million loss on settlement of this derivative. The loss on extinguishment of debt and loss on settlement of derivative are recorded in other non-operating
losses (gains) in the 2020 consolidated statement of operations and comprehensive loss.
The Company’s obligations under the 2025 Senior Notes are fully and unconditionally guaranteed, jointly and severally, by each of the Company’s direct or indirect subsidiaries, and secured against substantially all of the assets of the Company and the guarantors pari passu with the security granted in connection with the 2020 Revolving Facility. On November 2, 2020, the 2025 Senior Notes were issued at their face value of
$400.0 million net of debt issuance costs of $11.5 million.
On February 11, 2021, the Company completed a private offering of $75.0 million aggregate principal amount of additional 7.0% senior secured notes due November 2025 (the “New Notes” and together with the 2025 Senior Notes, the “2025 Senior Notes”). The New Notes were offered as additional notes under the same indenture as the previously issued 2025 Senior Notes and will be treated as a single series with the 2025 Senior Notes. The Company applied part of the net proceeds from the New Notes for acquisitions, with any unused proceeds to be used for working capital and other general corporate purposes. The New Notes were issued at 5.0% premium to their face value of $75.0 million net of debt issuance costs of $1.1 million. The premium on issuance of New Notes of $3.75 million is being amortized to interest expense over the remaining term of the 2025 Senior Notes. The Company also received accrued interest on the New Notes from November 2, 2020 to February 10, 2021 of $1.4 million. This accrued interest was repaid by the Company along with the balance of the accrued interest on April 29, 2021. As of December 31, 2021, the 2025 Senior Notes had a face value of $475.0 million and an amortized cost balance of $468.0 million. The effective interest rate of the 2025 Senior Notes is 7.64%.
The 2025 Senior Notes indenture allows the Company to redeem the 2025 Senior Notes prior to maturity together with any accrued and unpaid interest. The 2025 Senior Notes indenture provides for the following (capitalized terms used below in this note and not defined elsewhere in these notes have the respective meanings given to them in the 2025 Senior Notes indenture):
Payments
The principal payment is due at maturity on November 1, 2025. Interest is accrued and payable every six months on May 1 and November 1.
Restrictive covenants
The 2025 Senior Notes indenture restricts the Company’s ability to, among other things: incur certain additional indebtedness and issue preferred stock; make certain distributions, investments and other restricted payments; sell certain assets; agree to any restrictions on the ability of the subsidiaries to make payments to the Company; create certain liens; merge, consolidate or sell substantially all of the Company’s assets; and enter into certain transactions with affiliates. These covenants are subject to exceptions and qualifications and many of these covenants will not be applicable during any period when the 2025 Senior Notes have an investment grade rating.
Financial covenants
There are no maintenance financial covenants. There are incurrence-based covenants related to the restrictive covenants noted above. The Company is in compliance with the covenants and has no events of default under this indenture as of December 31, 2021.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Events of default
Events of default under the 2025 Senior Notes indenture include, among others, failure to pay principal or interest on the 2025 Senior Notes and certain final judgments when due (subject to appropriate periods and conditions); failure to comply, within appropriate period, with obligations under certain covenants or any provision in the 2025 Senior Notes indenture; certain events of bankruptcy or insolvency and if any Guarantee by a Significant Subsidiary is held in a judicial proceeding to be unenforceable or invalid. The occurrence of an event of default would permit the Trustee or holders of at least 25% of the 2025 Senior Notes to declare all of the 2025 Senior Notes together with unpaid accrued interest to be immediately due and payable and to exercise other default remedies.
2020 Revolving Facility
Concurrently with the closing of the 2025 Senior Notes, the Company entered into a new revolving credit agreement (the “2020 Revolving Credit Agreement”) with a US financial institution, as administrative and collateral agent, and other financial institutions, as lenders, to provide a senior secured revolving credit facility in an aggregate principal amount of $55.0 million (the “2020 Revolving Facility”, and together with 2025 Senior Notes, the “2025 Loans”), with sub-limits
for the issuance of letters of credit and for swingline loans. The 2020 Revolving Facility is secured pari passu with the obligations under the 2025 Senior Notes. The 2020 Revolving Facility will mature on the date that is five years after the issue date (the “2020 Revolving Facility Maturity Date”); provided that, if more than $50.0 million in aggregate principal amount of the 2025 Senior Notes is outstanding on the date that is 181 days prior to the 2020 Revolving Facility Maturity Date, then the 2020 Revolving Facility Maturity Date shall instead be the date that is 181 days prior to the 2020 Revolving Facility Maturity Date.
The availability of borrowings under the 2020 Revolving Facility is subject to customary terms and conditions. The 2020 Revolving Facility was undrawn at November 2, 2020. The issuance costs related to this credit facility were $2.0 million (including $0.9 million related to the prior Revolving Facility since the settlement of that Revolving Facility was considered debt modification for accounting purposes). These costs are included in other assets in the consolidated balance sheets and are being amortized to interest expense over the term of the 2020 Revolving Facility on a straight-line basis. The annual commitment fee related to the 2020 Revolving Facility is capped at 0.5% of the aggregate principal amount of $55.0 million. As of December 31, 2021 and 2020, the 2020 Revolving Facility had a face value and amortized cost balance of zero.
The 2020 Revolving Credit Agreement provides for the following (capitalized terms used below in this note and not defined elsewhere in these notes have the respective meanings given to them in the 2020 Revolving Credit Agreement):
Interest
The interest rates payable on the 2020 Revolving Facility are as follows: (i) each Eurodollar Rate Loan bears interest on the outstanding principal amount at Adjusted Eurodollar Rate plus the Applicable Rate; (ii) each Base Rate Loan bears interest on the outstanding principal amount at the Base Rate (the highest of (a) the Prime Rate, (b) the Federal Reserve Bank of New York Rate plus 0.5% and
(c) one-month
Adjusted Eurodollar Rate plus 1.0%) plus the Applicable Rate; and (iii) each Swingline Loan bears interest on the outstanding principal amount at the Base Rate plus the Applicable Rate. As of December 31, 2021, no amount has been drawn under the 2020 Revolving Facility since its inception.
Restrictive covenants
In addition to certain covenants, the 2020 Revolving Credit Agreement places limits on the Company’s ability to declare dividends or redeem or repurchase capital stock (including options or warrants), prepay, redeem or purchase debt, incur liens and engage in sale-leaseback transactions, make loans and investments, incur additional indebtedness, amend or otherwise alter debt and other material agreements, engage in mergers, acquisitions and asset sales, enter into transactions with affiliates and alter the business the Company and the subsidiaries currently conduct.
Financial covenant
The 2020 Revolving Credit Agreement contains a financial covenant related to a leverage ratio that is tested on the last day of any fiscal quarter (commencing with the fiscal quarter ended March 31, 2021) only if on the last day of any such fiscal quarter, the outstanding amount under the 2020 Revolving Facility (excluding certain letter of credit obligations) exceeds 30% of the total commitment under the 2020 Revolving Facility of $55.0 million.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

There were no borrowings under the 2020 Revolving Facility as of December 31, 2021 and therefore did not exceed 30% of the total commitment under the 2020 Revolving Facility. As a result, the Company is in compliance with the financial covenant.
Events of default
Events of default under the 2020 Revolving Credit Agreement include, among others, failure to pay principal or interest on the 2020 Revolving Facility when due, failure to pay any fee or other amount due, failure of any loan party to comply with any covenants or agreements in the loan documents (subject to applicable grace periods and/or notice requirements), a representation or warranty contained in the loan documents is incorrect or misleading in a material respect when made, events of bankruptcy and a change of control. The occurrence of an event of default would permit the lenders under the 2020 Revolving Credit Agreement to declare all amounts borrowed, together with accrued interest and fees, to be immediately due and payable and to exercise other default remedies.
Subordinated Notes
The purchase price for the Alliance Acquisition was funded on September 1, 2021 partly with debt and equity commitments from Stonepeak Magnet Holdings LP (“Stonepeak Magnet”) (the “Stonepeak Financing”).
On September 1, 2021, Stonepeak Magnet purchased $
340.0
 million principal amount of unsecured notes of Akumin Corp.,

a wholly-owned indirect subsidiary of the Company (the “Stonepeak Notes” or “Subordinated Notes”), together with warrants to purchase

17,114,093
common shares of Akumin (the “Stonepeak Warrants”) with an exercise price of $
2.98
per share and an expiry term of
ten years
 from date of issuance, and
3,500,000

common shares of the Company (the “Stonepeak Shares”) at a price of $
2.98

per share for total cash consideration of $
10.4
 million. No consideration was paid for the Stonepeak Warrants. The Company capitalized $
53.0
million relating to Stonepeak Financing debt issuance costs and debt discount, which are being accreted to the Stonepeak Notes using the effective interest method.
The Stonepeak Warrants contain standard antidilution provisions that may change the number of shares or exercise price per warrant share. The Stonepeak Warrants may be exercised at the option of Stonepeak Magnet by either delivering the exercise price and receiving common shares on a gross basis or by cashless exercise (net share settlement).
The Stonepeak Notes, Stonepeak Warrants, Stonepeak Shares and additional draws were made available on the terms of the Series A Notes and Common Share Purchase Agreement dated June 25, 2021 among the Company, Akumin Corp., and Stonepeak Magnet.
The Company has the right under the Stonepeak Notes to elect to pay interest in-kind
(“PIK”) for the first two years from the issuance of the Stonepeak Notes at a rate of 13% per annum, as opposed to cash interest at 11% per annum. The current financial statements assume the PIK interest rate of 13% per annum. During an event of default or at a time when certain affirmative or negative covenants are not complied with, the cash interest rate on the Stonepeak Notes shall automatically be increased by 200 basis points per annum.
The Stonepeak Notes contain certain covenants similar to the covenants in the 2025 Senior Notes indenture. The Company is in compliance with the covenants and has no events of default as of December 31, 2021.
For a three-year period following September 1, 2021, provided certain conditions are met, the Company will be permitted to draw up to an additional $349.6 million from Stonepeak Magnet. Any such future subscription by Stonepeak Magnet will involve a further issuance of Stonepeak Notes and Stonepeak Warrants, in each case on terms substantially similar to those issued upon closing of the Alliance Acquisition; provided, however, that the number of additional Stonepeak Warrants would equal 20% of the dollar amount drawn by the Company divided by 120% of the
10-day
volume weighted average price of the Company’s common shares ending on the trading day immediately prior to the earlier of the day of announcement or issuance of such Stonepeak Warrants, and the exercise price for such additional Stonepeak Warrants would be equal to that same volume weighted average price, subject to regulatory approval. The proceeds relating to any such future subscription would be used to finance the Company’s organic growth as well as future acquisition opportunities that are agreed to between the Company and Stonepeak Magnet. A portion of the lender fees paid to Stonepeak Magnet have been allocated to the unfunded commitment and have been recorded as a prepaid transaction cost related to the remaining $349.6 million unfunded commitment. Such cost, totaling $6.6 million, is included in other assets in the consolidated balance sheet as of December 31, 2021 and is being accreted to interest expense over the three-year commitment period on a straight-line basis. As additional borrowings are made by Stonepeak Magnet, a proportionate amount of the remaining unamortized prepaid transaction costs will be reclassified to offset the additional amount borrowed and will be accreted, along with the debt discount to the Stonepeak Notes, using the effective interest method over the remaining term of the debt.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

At any time after seven years from the issuance date of the Stonepeak Notes, the Company may redeem such Stonepeak Notes, in whole or in part, by paying in cash the principal amount and any accrued but unpaid interest, in each case, plus a prepayment premium of 5%. To the extent that the Company has not redeemed any Stonepeak Notes by the eleventh anniversary of the issuance date of such Stonepeak Notes, the Company will be required to redeem: (a) 50% of such Stonepeak Notes on the eleventh anniversary of such issuance date by paying in cash the principal amount and any accrued but unpaid interest, in each case, plus 5%; and (b) the remaining balance by the twelfth anniversary of such issuance date by paying in cash the principal amount and any accrued but unpaid interest, in each case, plus 5%.
In the event of a change of control before the seventh (7th) anniversary of the issuance date, the Company or Stonepeak Magnet may elect to redeem the Stonepeak Notes in part or in whole and the Company will be required to pay Stonepeak Magnet the principal amount to be redeemed plus a prepayment premium that varies between 25% and 5% depending on the timing of the change of control (first to 7th anniversary of the issuance date) with respect to the prepaid amount (the “Change of Control Redemption Election”). The Company determined the Change of Control Redemption Election held by Stonepeak Magnet meets the accounting definition of an embedded derivative that must be separated from the Stonepeak Notes and initially and subsequently be reported as a liability and measured at fair value. The fair value of the Change of Control Redemption Election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the seven years from September 1, 2021. The estimated value of the redemption premium was discounted by the expected weighted average time to exit at a discount rate of 11%. The fair value of the Change in Control Redemption Election of $7.6 million at September 1, 2021 was recorded as a derivative liability and included in other liabilities in the consolidated balance sheet. The fair value of the Change in Control Redemption Election at December 31, 2021 is $7.5 million and is recorded in other liabilities in the consolidated balance sheet as of December 31, 2021. The $0.1 million change in the fair value of the Change in Control Redemption Election derivative is recorded as a gain and included in other non-operating
losses (gains) in the 2021 consolidated statement of operations and comprehensive loss.
The fair value of the Stonepeak Warrants at the date of issuance was determined to be $1.2807 per warrant using the Black-Scholes option pricing model based on the following assumptions: common share price of $2.17 per share, which represents the closing market price of the Company’s common stock immediately prior to the Alliance Acquisition, exercise price of $2.98, historical common share price volatility of 56%; term of warrants of ten years from September 1, 2021; expected dividend yield of zero; and annual risk-free interest rate of 1.30%. The fair value of Stonepeak Warrants was $21.9 million on September 1, 2021. The Company determined the Stonepeak Warrants should be classified in shareholders’ equity in accordance with the accounting guidance for equity classification of contracts based on an entity’s own shares. The relative
fair value of the Stonepeak Warrants on the issuance date, net of allocated transaction costs, was $21.0 million and is included in common stock in the consolidated balance sheet as of December 31, 2021. The initial carrying value of the Stonepeak Warrants will not be remeasured in future periods.
The table below shows the allocation of the gross proceeds of $350.4 million from the Stonepeak Notes and Stonepeak Shares to the three financial instruments and the embedded derivative at the issuance date. The discount generated due to the allocation of proceeds to Stonepeak Warrants of $21.9 million and the Change in Control Redemption Election of $7.6 million, together with the issuance costs allocated to the Stonepeak Notes of $6.5 million and the 5% repayment premium of $17.0 million, was treated as debt discount, which is being accreted to interest expense over the term of the Stonepeak Notes using the effective interest method and an effective interest rate of 13.0%.

(dollars in thousands)	Standalone Fair Value	Relative Fair Value %	Allocation on Relative Fair Value Basis of		Allocation of Proceeds Net of Transaction Costs	Embedded Derivative	Allocation of Cost to Stonepeak Prepaid Transaction Costs	Allocation of Proceeds Net of Transaction Costs

			Gross Proceeds	Transaction Costs
Stonepeak Notes	$318,082	90.8%	$318,082	$13,116	$304,966	$(7,622)	$6,649	$303,993
Stonepeak Shares	10,430	3.0%	10,430	430	10,000	—	—	10,000
Stonepeak Warrants	21,918	6.2%	21,918	904	21,014	—	—	21,014
Embedded Derivative	—	—	—	—	—	7,622	—	7,622

	$350,430	100.0%	$350,430	$14,450	$335,980	$—	$6,649	$342,629

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

On September 1, 2021, the Stonepeak Notes were issued at their face value of $357.0 million (including the 5% repayment premium of $17.0 million) net of discount and debt issuance costs totaling $53.0 million. Since September 1, 2021, the principal balance of the Stonepeak Notes has increased by $14.7 million to $354.7 million due to PIK interest and the resulting face value of these notes has increased to $372.5 million (due to 5% repayment premium of $17.8 million) at December 31, 2021. The increase in repayment premium of $0.7 million due to PIK interest has been treated as interest expense accretion during the three months ended December 31, 2021. As of December 31, 2021, the Stonepeak Notes had a face value of $372.5 million and an accreted cost balance of $318.0 million.
Equipment Debt
The Company’s equipment debt is composed of financing arrangements with various lenders, which are collateralized by the related equipment. Certain of the debt obligations are subject to covenants with which the Company must comply on a quarterly or annual basis. The Company was in compliance with all such covenants as of December 31, 2021.
9. Finance Leases
The information pertaining to obligations under finance leases is as follows:

	December 31,
(in thousands)	2021	2020
Obligations under finance leases	$22,411	$15,574
Less current portion	6,460	3,265

Non-current obligations under finance leases	$15,951	$12,309

The components of finance lease cost recognized in the consolidated statements of operations and comprehensive loss are as follows.

	Year Ended December 31,
(in thousands)	2021	2020
Amortization expense for equipment under finance leases	$4,184	$2,927
Interest expense on finance lease liabilities	885	637

Finance lease cost	$5,069	$3,564

Undiscounted cash flows for finance leases recorded in the consolidated balance sheet as of December 31, 2021 are as follows.

(in thousands)
Year ending December 31:
2022	$7,424
2023	5,906
2024	5,414
2025	3,652
2026	1,743
Thereafter	587

Total minimum lease payments	24,726
Less amount of lease payments representing interest	2,315

Present value of future minimum lease payments	22,411
Less current portion	6,460

Non-current obligations under finance leases	$15,951

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

The lease term and discount rates are as follows:

	Year Ended December 31,
	2021	2020
Weighted average remaining lease term – finance leases (years)	3.9	4.9
Weighted average discount rate – finance leases	5.2%	4.6%
Supplemental cash flow information related to finance leases is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Operating cash flows from finance leases	$877	$637
Equipment acquired in exchange for finance lease obligations	1,070	8,817
10. Operating
Leases
The information pertaining to obligations under operating leases is as follows:

	December 31,
(in thousands)	2021	2020
Obligations under operating leases	$205,169	$132,299
Less current portion	20,794	9,345

Non-current obligations under operating leases	$184,375	$122,954

The components of operating lease cost recognized in the consolidated statements of operations and comprehensive loss are as follows.

	Year Ended December 31,
(in thousands)	2021	2020
Operating lease cost	$27,027	$20,625
Variable lease cost	4,515	4,109
Short-term lease cost	671	247

Total operating lease cost	$32,213	$24,981

Undiscounted cash flows for operating leases recorded in the consolidated balance sheet as of December 31, 2021 are as follows.

(in thousands)
Year ending December 31:
2022	$34,990
2023	33,294
2024	30,385
2025	26,430
2026	22,922
Thereafter	175,681

Total minimum lease payments	323,702
Less amount of lease payments representing interest	118,533

Present value of future minimum lease payments	205,169
Less current portion	20,794

Non-current obligations under operating leases	$184,375

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

The lease term and discount rates are as follows:

	Year Ended December 31,
	2021	2020
Weighted average remaining lease term – operating leases (years)	11.4	12.7
Weighted average discount rate – operating leases	7.7%	7.4%
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Operating cash flows from operating leases	$25,245	$17,672
Right-of-use assets acquired in exchange for operating lease obligations	3,769	10,818
11. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Accrued compensation and related expenses	$26,486	$3,831
Accrued interest expense	16,840	4,588
MAAPP funds (Note 24)	2,398	3,085
Earn-out liability (Note 12)	—	4,689
Other	42,089	6,578

Total	$87,813	$22,771

12.
Earn-Out
Liability
A portion of the purchase price payable related to the
2019 acquisition of

SFL Radiology Holdings, LLC (Georgia business), was subject to an earn-out
(the “ADG Acquisition –
Earn-out
liability”) based on its annualized revenues earned in the first two quarters of 2020 less certain costs including certain operating expenses, capital expenditures and incremental working capital.
Management estimated the fair value of the ADG Acquisition
Earn-out
liability as of the acquisition date at $14.7 million based on a discount rate of 7% and management’s estimated probability weighted range of the ADG Acquisition –
Earn-out
liability. Subsequently, the ADG Acquisition
Earn-out
liability estimate was revalued to $14.8 million as of December 31, 2019. During 2020, this liability was revalued to $9.4 million based on a settlement reached pursuant to the terms of the purchase agreement with the representatives of the sellers of the Company’s Georgia business, and the change in fair value was recognized in other operating losses (gains) in the 2020 consolidated statement of operations and comprehensive loss. Fifty percent of this liability was paid in 2020 and the remaining $4.7 million balance was included in other accrued liabilities as of December 31, 2020 and was subsequently paid in 2021. During the year ended December 31, 2020, the Company recognized a gain of $5.5 million due to changes in fair value of the ADG Acquisition –
Earn-out
liability.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

13. Financial Instruments
Assets and liabilities that are measured at fair value on a recurring basis
The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of December 31, 2021				Fair Value as of December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Total	Level 1	Level 2	Level 3
Current and long-term liabilities:
Derivative in subordinated notes	$—	$—	$7,522	$7,522	$—	$—	$—	$—
Interest rate contracts	$—	$53	$—	$53	$—	$—	$—	$—
The derivative in subordinated notes relates to the Change of Control Redemption Election included in the Subordinated Notes (see Note 8). The estimated fair values of the Change of Control Redemption Election as of December 31, 2021 and September 1, 2021 (inception) use unobservable inputs for probability weighted time until an exit event of 4.2 years and 4.1 years, respectively, and an exit event probability weighting of 24.5% and 25.0%, respectively.
The following is a reconciliation of the opening and closing balances for the liability related to the embedded derivative included in the Subordinated Notes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2021:

(in thousands)
Balance, December 31, 2020	$—
Fair value at time of Alliance Acquisition	7,622
Change in fair value	(100)

Balance, December 31, 2021	$7,522

The Company’s interest rate contracts arose from the Alliance Acquisition and are primarily pay-fixed,
receive-variable interest rate swaps related to certain of the Company’s equipment debt. The amount that the Company expects to reclassify from accumulated other comprehensive income to interest expense over the next twelve months is immaterial.
Assets and liabilities for which fair value is only disclosed
The estimated fair values of other current and
non-current
liabilities are as follows:

	December 31,
(in thousands)	2021	2020
2028 Senior Notes	$345,938	$—
2025 Senior Notes	446,500	424,016
Subordinated Notes	323,620	—
Equipment Debt	56,879	1,122

Total	$1,172,937	$425,138

As of December 31, 2021, the estimated fair values of the 2028 Senior Notes and 2025 Senior Notes were determined using Level 2 inputs and the estimated fair values of the Subordinated Notes and Equipment Debt were determined using Level 3 inputs.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and the current portion of lease liabilities approximates their fair value given their short-term nature. The carrying value of the non-current
portion of lease liabilities approximates their fair value given the difference between the discount rates used to recognize the liabilities in the consolidated balance sheets and the normalized expected market rates of interest is insignificant.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Financial instruments are classified into one of the following categories: amortized cost, fair value through earnings and fair value through other comprehensive income. The following table summarizes information regarding the carrying value of the Company’s financial instruments:

	December 31,
(in thousands)	2021	2020
Financial assets measured at amortized cost:
Cash and cash equivalents	$48,419	$44,396
Accounts receivable	121,525	62,259

	$169,944	$106,655

Financial liabilities measured at amortized cost:
Accounts payable	$34,326	$16,213
Current portion of long-term debt	14,789	406
Current portion of leases	27,254	12,610
Non-current portion of long-term debt	1,197,596	389,580
Non-current portion of leases	200,326	135,263
Other accrued liabilities	87,813	22,771

	$1,562,104	$576,843

Financial liabilities measured at fair value through earnings:
Derivative in subordinated notes	$7,522	$—

Financial liabilities measured at fair value through other comprehensive income:
Interest rate contracts	$53	$—

Assets and liabilities that are measured at fair value on a nonrecurring basis
The Company measures certain
non-financial
assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill and long-lived assets in connection with acquisitions and periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs; therefore, these are considered Level 3 fair value measurements. See disclosure of Level 3 measurements related to the valuation of identifiable intangible assets in connection with the Alliance Acquisition in Note 4 and the goodwill impairment analysis in Note 6.
Interest Rate Risk
Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Changes in lending rates can cause fluctuations in interest payments and cash flows. Certain of the Company’s equipment debt arrangements have interest rate swap agreements to hedge the future variable cash interest payments in order to avoid volatility in operating results due to fluctuations in interest rates. As of December 31, 2021, the Company had $1.8 million of variable interest rate equipment debt that is not hedged. In addition, the Company is exposed to variable interest rates related to the 2020 Revolving Facility, which was not drawn upon during the years ended December 31, 2021 or 2020. The Company’s exposure to interest rate risk from a 1% increase or decrease in the variable interest rates i
s
 not material.
14. Stock-Based Awards
The Company may grant stock-based awards to employees, directors and consultants under the Amended and Restated Restricted Share Unit Plan, adopted as of November 14, 2017 (the “RSU Plan”) and the Amended and Restated Stock Option Plan, adopted as of November 14, 2017 (the “Stock Option Plan” and together with the RSU Plan, the “2017 Stock Plans”). Under the 2017 Stock Plans, the collective maximum number of shares reserved for issuance is equal to 10% of the number of capital shares of the Company that are outstanding from time to time. As of December 31, 2021 and 2020, common shares reserved for issuance under the 2017 Stock Plans were 8,902,699 and 7,017,842, respectively. The 2017 Stock Plans are administered by the Board of Directors, which has authority to select eligible persons to receive awards and to determine the terms and conditions of the awards.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Restricted Share Units
RSUs represent a right to receive a share of common stock at a future vesting date with no cash payment from the holder. RSUs granted vest over two years from the date of grant. A summary of RSU activity is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Outstanding and unvested at December 31, 2019	337,500	$3.89
Vested	(337,500)	3.89	$1,313

Outstanding and unvested at December 31, 2020	—	—
Granted	2,029,032	2.41

Outstanding and unvested at December 31, 2021	2,029,032	$2.41	$4,890

Stock Options
Stock options are awarded as consideration in exchange for services rendered to the Company. Stock options granted generally
have terms

of 7 to 10 years
and vest over 3 years. A summary of the stock option activity is as follows:

	Number of Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	5,778,120	$2.47
Cancelled	(18,000)	3.74

Outstanding at December 31, 2020	5,760,120	2.47
Granted	70,000	3.58
Exercised	(150,000)	0.50		$413

Outstanding at December 31, 2021	5,680,120	$2.54	4.4	$2,344

Exercisable at December 31, 2021	5,060,719	$2.44	4.2	$2,344

Aggregate intrinsic value for outstanding and exercisable stock options in the table above represents the difference between the closing stock price on December 31, 2021 and the exercise price multiplied by the number of in-the-money
options. The intrinsic value of options exercised in the table above is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised.
The fair value of stock options granted during the year ended December 31, 2021 have been estimated using the Black-Scholes option pricing model. The weighted-average fair value and underlying assumptions are as follows:

Fair value	$1.39
Expected volatility	35.5%
Risk-free interest rate	1.2%
Expected life (years)	7.0
Dividend yield	—

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

Stock-Based Compensation Expense
During the year ended December 31, 2021 and 2020, the Company recorded total stock-based compensation expense related to
all stock-based awards of $2.8 million and $2.1 million, respectively.
As of December 31, 2021, there was $3.3 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 1.9 years.
15. Commitments and Contingencies
Purchase Commitments
The Company has certain binding purchase commitments primarily for the purchase of equipment from various suppliers. As of December 31, 2021, the obligations for these future purchase commitments totaled $24.8 million, of which $15.9 million is expected to be paid over the next twelve months and $8.9 million is expected to be paid thereafter.
Guarantees and Indemnities
In the normal course of business, the Company has made certain guarantees and indemnities, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold the other party harmless against losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims arising from a breach of representations or covenants. In addition, the Company has entered into indemnification agreements with its executive officers and directors and the Company’s bylaws contain similar indemnification obligations. Under these arrangements, the Company is obligated to indemnify, to the fullest extent permitted under applicable law, its current or former officers and directors for various amounts incurred with respect to actions, suits or proceedings in which they were made, or threatened to be made, a party as a result of acting as an officer or director.
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. As of December 31, 2021, the Company has determined that no liability is necessary related to these guarantees and indemnities.
Legal Matters
On November 22, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims. The claims generally allege that certain of the Company’s prior public financial statements misrepresented the Company’s revenue, accounts receivable and the value of its assets based upon the Company’s August 12, 2021, October 12, 2021 and November 8, 2021 disclosures relating to a review of certain procedures related to its financial statements and to the restatement of financial statements affecting accounts receivable and net book value of property and equipment. The claim does not quantify a damage request. Defendants have not yet responded to the claim. On December 20, 2021 a second statement of claim was filed by a new plaintiff making similar allegations. The new statement of claim names additional directors of the Company as well as the auditors of the Company. As the two statements of claim involve similar subject matter and some of the same class members, the new plaintiff firm has requested a motion for carriage under the Class Proceedings Act, 1992 (Ontario) so the court can determine which plaintiff firm will have carriage of the class action proceedings.
Other Matters
The Company is party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, management evaluates the developments on a regular basis and accrues a liability when it believes a loss is probable and the amount can be reasonably estimated. Management believes that the amount or any estimable range of reasonably possible or probable loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business and consolidated financial statements. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially and adversely affected.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

16. Supplemental Revenue Information
Revenues consist primarily of net patient fees received from various payors and patients based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.
Other revenue consists of miscellaneous fees under contractual arrangements, including service fee revenue under capitation arrangements with third-party payors, management fees, government grants and fees for other services provided to third parties.
The following table summarizes the components of the Company’s revenues by payor category:

	Year Ended December 31,
(in thousands)	2021	2020
Patient fee payors:
Commercial	$226,843	$193,917
Medicare	51,238	27,874
Medicaid	8,002	7,700
Other patient revenue	11,499	8,833

	297,582	238,324
Hospitals and healthcare providers	118,491	—
Other revenues	5,006	7,302

	$421,079	$245,626

17. Cost of Operations, excluding Depreciation and Amortization
The following table summarizes the components of the Company’s cost of operations, excluding depreciation and amortization:

	Year Ended December 31,
(in thousands)	2021	2020
Employee compensation	$164,053	$84,038
Third-party services and professional fees	63,301	30,183
Reading fees	42,842	37,818
Rent and utilities	37,158	30,203
Administrative	24,660	12,231
Medical supplies and other	27,721	11,162

	$359,735	$205,635

18. Supplemental Statement of Operations Information
Acquisition-related costs for the year ended December 31, 2021 consist primarily of $13.6 million related to the Alliance Acquisition. Other acquisition-related costs relate to various other acquisitions and potential transactions.
Settlement and related costs (recoveries) for the year ended December 31, 2021 consist primarily of a $1.3 million recovery from insurance due to weather related damage to two locations, partially offset by other costs. Settlement and related costs (recoveries) for the year ended December 31, 2020 consist primarily of an $0.8 million settlement of a government investigation related predominantly to historical reimbursements

paid under federal healthcare programs to certain of the Company’s subsidiaries, which was reached in January 2021, and $1.1 million for various settlement costs related to certain of the Company’s vendors.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

19. Other Operating and
Non-Operating
Losses (Gains)
Other operating losses (gains) consist of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Gain on revaluation of earn-out liability (Note 12)	$—	$(5,457)
Loss on disposal of property and equipment, net	748	1,327
Other gains	(165)	—

	$583	$(4,130)

Other
non-operating
losses (gains) consist of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Loss on extinguishment of debt (Note 8)	$—	$18,279
Loss on settlement of interest rate cap derivative (Note 8)	—	4,162
Gain on conversion of debt to equity investment (Note 20)	(3,360)	—
Earnings from equity method investments	(291)	—
Other gains	(339)	(54)

	$(3,990)	$22,387

20. Investments in Unconsolidated Investees
Effective March 1, 2021, the Company completed a common equity investment in an artificial intelligence business (“AI business”) as part of a private placement offering for $4.6 million. The AI business develops artificial intelligence aided software programs for use in medical businesses, including outpatient imaging services provided by the Company. As a result of the investment, a previous investment in a convertible note instrument issued by the AI business to the Company in May 2020 converted to common equity. The Company’s total common equity investment is estimated to be valued at $7.9 million and represents a 34.5% interest in the AI business on a non-diluted
basis. In addition, the Company holds share purchase warrants which, subject to the occurrence of certain events and certain assumptions, and the payment of $0.4 million, would entitle the Company to acquire an additional 2.4% ownership interest in the AI business common equity. During the year ended December 31, 2021, the Company recognized a gain of $3.4 million on the conversion of the convertible note instrument to common equity and the share purchase warrants. This gain is included in other non-operating
losses (gains) in the consolidated statements of operations and comprehensive loss.
The Company has a 15% direct ownership in an unconsolidated investee and provides management services under a management agreement with the investee. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated investee, which reimburses the Company for the actual amount of the expenses incurred. The Company records the expenses in cost of operations and the reimbursement as revenue in the 2021 consolidated statement of operations and comprehensive loss.
The financial position and results of operations of these unconsolidated investees are not material to the Company’s consolidated financial statements.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

21. Income Taxes
The income tax expense (benefit) shown in the consolidated statements of operations and comprehensive loss consists of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Current:
Federal	$—	$—
State	41	(138)

Total current	41	(138)

Deferred:
Federal	(25,362)	700
State	(5,070)	—

Total deferred	(30,432)	700

Total income tax expense (benefit)	$(30,391)	$562

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating losses	$54,050	$16,559
Lease-related liabilities	45,367	31,615
Accruals not currently deductible	27,538	13,332
Interest expense limitation	25,123	2,025
Othe r	11,760	6,192
Valuation allowanc e	(2,398)	(16,852)
Total deferred tax asset s	161,440	52,871
Deferred tax liabilities :
Intangible assets	(50,213)	(441)
Operating lease right-of-use assets	(42,642)	(30,349)
Property and equipment	(42,474)	(11,197)
Basis difference in joint ventures	(30,539)	—
Goodwill	(13,979)	(10,661)
Other	(5,620)	(1,916)
Total deferred tax liabilities	(185,467)	(54,564)

Net deferred tax liabilities	$(24,027)	$(1,693)

A reconciliation of the total income tax expense (benefit) with the amount computed by applying the Canadian statutory tax rate of 26.5% to the loss before income taxes is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Tax benefit at Canadian statutory rate	$(17,279)	$(8,902)
Non-deductible items	4,367	40
Stock-based compensation	973	397
Noncontrolling interests	(2,246)	(685)
Valuation allowance	(15,547)	8,916
Other	(659)	796

Income tax expense (benefit)	$(30,391)	$562

As of December 31, 2021, the Company had net operating loss (“NOL”) carryforwards of $210.6 million
and
$170.5
million for U.S. federal and state income tax purposes, respectively. These loss carryforwards will expire at various dates from
 2031
through 2037; however, $133.1 million of the federal NOL carryforward was generated after December 31, 2017 and has no expiration date. These NOLS are subject to certain utilization limitations. The Company also has interest expense limitation carryforwards of

$20.4 million as of December 31, 2021 which do not expire but are subject to utilization restrictions.
Based on the Company’s earnings history and available objectively verifiable positive and negative evidence, the Company determined that it is more likely than not that a portion of its deferred tax assets will not be realized in the future. As of December 31, 2021 and 2020, the Company recorded a valuation allowance of
$2.4
million and
$16.9 million, respectively, against its deferred tax assets that were determined to not be more likely than not realizable.

The income tax benefit for the year ended December 31, 2021 includes a $15.5 million reversal of the valuation allowance on deferred tax assets that had been previously established based on management’s prior year determination that it was more likely than not that a portion of the deferred tax assets would not be realized in the future. In connection with the acquisition of Alliance in 2021, management recorded deferred tax liabilities that provided sufficient evidence regarding future taxable income and, accordingly, recorded a release of a portion of the valuation allowance recorded in prior years.
The amount of the deferred tax assets considered realizable could be adjusted if there are changes in the estimates of future taxable income during the carry forward period. The Company has made significant investments in its U.S. operations and asserts that earnings from such operations will be indefinitely reinvested. Therefore, the determination of unrecognized deferred tax liabilities on outside basis differences is not practicable at this time.
A roll forward of the activity for the gross unrecognized tax benefits is as follows:

(in thousands)	2021
Unrecognized tax benefits at January 1	$—
Increases for positions taken in current year	112
Decreases for positions taken in a prior year	(7)
Decreases for lapses in the applicable statute of limitations	(25)

Unrecognized tax benefits at December 31	$80

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax benefit in the consolidated statements of operations and comprehensive loss. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2021 were not material.
The Company is subject to Canadian and U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company’s Canadian income tax returns are currently open to audit under the applicable statute of limitations for the years ended December 31, 2017 through 2021. The Company’s U.S. federal income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021. The Company’s state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2017 through 2021. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
22. Basic and Diluted Loss per Share
The loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average common shares outstanding during the period.

	Year ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Net loss attributable to common shareholders	$(43,291)	$(36,741)

Weighted average common shares outstanding:
Basic and diluted	76,836,032	70,101,618

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.56)	$(0.52)

Employee stock options, warrants and restricted stock units excluded from the computation of diluted per share amounts as their effect would be antidilutive	2,215,163	1,664,231

23. Segment Information
Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision makers, who are responsible for allocating resources and assessing performance of the operating segments, have been identified as the
Co-Chief
Executive Officers. Prior to the Alliance Acquisition, the Company had one reportable segment, which was outpatient diagnostic imaging services. As a result of the acquisition, the Company operates in two reportable segments: Radiology and Oncology. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenue and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

The following table summarizes the Company’s revenues by segment:

	Year Ended December 31,
(in thousands)	2021	2020
Radiology	$374,402	$245,626
Oncology	46,677	—

	$421,079	$245,626

Adjusted EBITDA is defined as net income before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition-related costs, settlement and related costs (recoveries), financial instruments revaluation and related losses (gains), loss on extinguishment of debt, severance and related costs, restructuring charges, asset impairments, other losses (gains), deferred rent expense and one-time
adjustments. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals.
The Company is unable to present comparable Adjusted EBITDA by segment for the year ended December 31, 2020, as it is impracticable to do so. The following table summarizes the Company’s Adjusted EBITDA for the year ended December 31, 2021:

(in thousands)	Year Ended December 31, 2021

Adjusted EBITDA:
Radiology	$64,992
Oncology	15,466
Corporate	(13,555)

$66,903

A reconciliation of the net loss to total Adjusted EBITDA is shown below:

	Year Ended December 31,
(in thousands)	2021	2020
Net loss	$(34,814)	$(34,156)
Interest expense	62,575	32,781
Income tax expense (benefit)	(30,391)	562
Depreciation and amortization	44,895	17,060

EBITDA	42,265	16,247
Adjustments:
Stock-based compensation	2,792	2,084
Acquisition-related costs	20,233	1,079
Settlement and related costs (recoveries)	(539)	2,324
Gain on revaluation of earn-out liability	—	(5,457)
Loss on extinguishment of debt	—	18,279
Loss on settlement of interest rate cap derivative	—	4,162
Gain on conversion of debt to equity investment	(3,360)	—
Severance, restructuring and other charges	3,368	—
Other losses, net	342	407
Deferred rent expense	1,802	2,953

Adjusted EBITDA	$66,903	$42,078

The following table summarizes the Company’s total assets by segment:

	December 31,
(in thousands)	2021	2020
Identifiable assets:
Radiology	$1,451,905	$662,191
Oncology	440,416	—
Corporate	26,505	2,861

Total	$1,918,826	$665,052

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2021 and 2020

The following table summarizes the Company’s capital expenditures by segment:

	Year Ended December 31,
(in thousands)	2021	2020
Capital expenditures:
Radiology	$12,478	$5,344
Oncology	5,117	—
Corporate	272	—

Total	$17,867	$5,344

24. CARES Act
The CARES Act provided for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP”) during the
COVID-19
pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. During 2020, the Company applied for and received approval to receive $3.1 million of MAAPP funds from CMS. The Company recorded these payments as a liability until all performance obligations have been met, as the payments were made on behalf of patients before services were provided. MAAPP funds received are required to be applied to future Medicare billings commencing in April 2021 with all such remaining amounts required to be repaid by September 2022. In connection with the Alliance Acquisition, the Company assumed an obligation totaling $3.3 million related to MAAPP funds received by Alliance. As of December 31, 2021, the Company has a total remaining balance of $2.4 million of MAAPP funds to be applied to future Medicare claims.
In addition, the CARES Act provided waivers, reimbursement, grants and other funds to assist healthcare providers during the
COVID-19
pandemic, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible healthcare providers for lost revenues and healthcare related expenses that are attributable to
COVID-19.
During 2021 and 2020, the Company received government grants totaling $0.8 million and $5.1 million, respectively, from HHS. These grants are recorded in other revenue in the consolidated statements of operations and comprehensive loss.
The CARES Act provided for the deferred payment of the employer portion of Social Security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2021, $4.3 million related to these deferred payments are included in other accrued liabilities in the consolidated balance sheet.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our
Co-Chief
Executive Officers and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules
13a-15(e)
and
15d-15(e)
of the Exchange Act, as of December 31, 2021. Based on this evaluation, our
Co-Chief
Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.
Identification of Material Weaknesses for the Quarter Ended June 30, 2021
Accounts Receivable
Historically, management used a provision matrix to determine estimated implicit price concessions based on actual experience with consideration of forward-looking information including changes to economic conditions that would have an impact on our customers. Such implicit price concessions were considered when calculating net revenue and subsequently adjusted as necessary based on the estimate. During the quarter ended June 30, 2021, in conjunction with performing our quarter-end
review of accounts receivable, review of historical collection rates using our enhanced reporting and analytics tools, and inquiries from our external auditors, management identified issues in the recording of write-offs and cash collections on acquired accounts receivable balances impacting current and prior periods. In addition, during the review, management noted estimates of historical implicit price concessions and expected collection rates were not reflective of the actual cash collections experience. Using additional historical data that was available together with enhanced reporting and analytics tools, management was able to more accurately estimate its historical implicit price concessions, which impacts the net realizable value of the accounts receivable. This analysis resulted in a reduction in accounts receivable with an offset to net revenue, which was material to prior periods and required the consolidated financial statements to be restated.
Through the use of such improved analytical tools and the interpretation of the information produced from such tools, management was able to confirm its period-end
process and related review control could be enhanced to provide greater accuracy in estimating the implicit price concessions for accounts receivable.
The material weakness was caused because the
period-end
process design, including review controls, did not effectively consider historical collection information to record write-offs and other adjustments to accounts receivable in order to accurately assess and reflect the effect of implicit price concessions in estimating net realizable value of accounts receivable. Starting in mid-2018
and continuing through 2019, 2020, and into 2021, we made investments in our revenue cycle platform and data analytics tools. Among other benefits, these investments were intended to better integrate legacy revenue cycle information of acquired businesses into our revenue cycle platform. Subsequent to December 31, 2020, these investments allowed management to perform a more comprehensive analysis of historical collection data on a consolidated basis. After applying this more comprehensive analysis to the quarter ended June 30, 2021, management adopted an enhanced estimation methodology to assess net realizable value of accounts receivable. Applying this new methodology required a material change to historical implicit price concessions recorded as of January 1, 2019, December 31, 2019, December 31, 2020 and March 31, 2021. Under ASC 250,
Accounting Changes
and Error Corrections
(“ASC 250”), this change was considered an error and thus a restatement of the financial statements for the periods ended March 31, 2021, December 31, 2020 and December 31, 2019 was required.

Capitalization Adjustments
The Capitalization Adjustments primarily relate to capitalization of components replaced when equipment is repaired. Management’s rationale for capitalizing these components was most of our equipment is relatively old, and the components replaced were extending the useful life of the aged equipment. Management consistently applied this policy to capitalize such items. Based on a thorough review of the components replaced and considering the authoritative and non-authoritative
GAAP literature, management determined certain components previously capitalized prior to March 31, 2021 did not extend the life of the assets and should have been expensed to repair and maintenance rather than capitalized.
The material weakness was caused by review control design, which did not sufficiently ensure whether the nature of capital additions adhered to our capitalization policy. Determinations were made in the judgment of management that certain expenditures extended the useful life of capital assets and therefore should be capitalized. However, considering authoritative and non-authoritative
GAAP guidance available and conducting a detailed analysis of the nature of the expenditures, management determined these expenditures should have been recorded as repair and maintenance expenses as opposed to capital expenditures.
Applying revised judgment toward application of our capitalization policy required a material change to previously capitalized medical equipment components as of January 1, 2019, December 31, 2019, December 31, 2020 and March 31, 2021. Under ASC 250, this change was considered an error and thus a restatement of the financial statements for the periods ended March 31, 2021, December 31, 2020 and December 31, 2019 was required.
Identification of Material Weakness for the Quarter Ended September 30, 2021
Income Tax Provision
Management concluded a material weakness in internal control over financial reporting existed relating to our quarterly income tax provision process. Specifically, we did not provide adequate review of the impact on deferred tax assets and deferred tax asset provision within the quarterly consolidated income tax provision as a result of a discrete transaction. While the control deficiency did not result in a misstatement of our previously issued consolidated financial statements, the control deficiency could have resulted in a misstatement of the income tax related accounts or disclosures that would have resulted in a material misstatement of our quarterly or annual consolidated financial statements that would not have been prevented or detected on a timely basis.
Identification of Material Weakness for the Quarter Ended December 31, 2021
Accounting Estimates and the Use of Specialists
Management concluded a material weakness in internal control over financial reporting existed relating to the oversight and review of the work performed by third-party specialists, the application of certain accounting principles and the coordination between specialists. Specialists were used in the preparation of (i) our purchase price allocation pursuant to ASC 805,
Business Combinations
, (ii) the adoption of ASC 842,
Leases
, in connection with the Alliance Acquisition, and (iii) the valuation of warrants issued in connection with a debt financing arrangement. The control deficiency could have resulted in a misstatement of certain accounting estimates or disclosures that would have resulted in a material misstatement of our annual consolidated financial statements that would not have been prevented or detected on a timely basis.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
Management is committed to the remediation efforts to address the material weaknesses, as well as continuously enhancing our internal controls.
Management has made financial reporting control changes to address the material weaknesses relating to the (i) estimates for implicit price concessions, (ii) process for identifying whether component parts replaced in its equipment should be classified as capital or as a repair and maintenance expense, and (iii) process for reviewing the quarterly tax provision.
Management enhanced its methodology that quantifies and considers the effects of implicit price concessions on the recognition of accounts receivable and collection history on a consolidated basis which will allow for timely recording of the impact to net revenue and accounts receivable due to changes to implicit price concessions if necessary. Management has also put in place controls to ensure its procedures to evaluate the appropriate accounting for component parts that are replaced when equipment is repaired. In addition, management has taken steps to enhance the review of the quarterly tax provision to include a process for reviewing information underlying discrete transactions in the quarterly income tax provision.
Management will enhance its process for evaluating the qualifications of third-party specialists and defining the scope of work to be performed. In addition, management will enhance its review process for all estimates prepared by specialists, including a detailed review of all work performed by specialists, by team members with the appropriate level of experience and knowledge, as well as review the specialists’ work for compliance with accounting standards.

To further remediate the material weaknesses identified herein, the management team, including the
Co-Chief
Executive Officers and Chief Financial Officer, have reaffirmed and re-emphasized
the importance of internal control, control consciousness and a strong control environment. We also expect to continue to review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded that this control is operating effectively.
No assurance can be provided at this time that the actions and remediation efforts we have taken or will implement will effectively remediate the material weaknesses described above or prevent the incidence of other significant deficiencies or material weaknesses in our internal controls over financial reporting in the future. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.
If these remedial measures described above are insufficient to address the material weaknesses described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in the “Risk Factors” section included in Item 1A of this Annual Report on Form
10-K.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation efforts described above.
Management’s Report on Internal Control Over Financial Reporting
We assessed the effectiveness of our internal control over financial reporting as December 31, 2021 using the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 framework. Based on their evaluation of the material weaknesses described above, the
Co-Chief
Executive Officers and the Chief Financial Officer of the Company concluded the Company’s internal control over financial reporting as of December 31, 2021 were not effective as noted above.
Item 9B. Other Information
None.
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form
10-K
is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC (the “2022 Proxy Statement”), or an amendment to Form
10-K,
to be filed not later than 120 days from the end of our most recent fiscal year.
Item 11. Executive Compensation
The information required by this Item 11 of Form
10-K
is incorporated by reference to our 2022 Proxy Statement, or an amendment to Form
10-K,
to be filed not later than 120 days from the end of our most recent fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form
10-K
is incorporated by reference to our 2022 Proxy Statement, or an amendment to Form
10-K,
to be filed not later than 120 days from the end of our most recent fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form
10-K
is incorporated by reference to our 2022 Proxy Statement, or an amendment to Form
10-K,
to be filed not later than 120 days from the end of our most recent fiscal year.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 of Form
10-K
is incorporated by reference to our 2022 Proxy Statement, or an amendment to Form
10-K,
to be filed not later than 120 days from the end of our most recent fiscal year.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	All Financial statements
Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”

2.	Financial statement schedules
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits
The exhibits listed below are filed as part of or incorporated by reference into this Annual Report on
Form 10-K.

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

3.1	Articles of Amalgamation, as amended and currently in effect.	Form S-8	333-261695	4.1	12/16/2021

3.2	By-Laws, as amended and currently in effect.	Form F-3	333-261815	4.1	12/21/2021

4.1	Description of registrant’s securities

10.1	First Supplemental Indenture, dated as of February 11, 2021	Form 6-K	001-39479	4.1	02/11/2021

10.2	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 8, 2021	Form 6-K	001-39479	10.1	02/11/2021

10.3	Share Purchase Agreement, dated June 25, 2021	Form 6-K	001-39479	99.1	06/29/2021

10.4	Series A Notes and Common Share Purchase Agreement, dated June 25, 2021	Form 6-K	001-39479	99.2	06/29/2021

10.5	Amendment No. 2 to the Revolving Credit Agreement, dated as of July 26, 2021	Form 6-K	001-39479	10.1	08/03/2021

10.6	Indenture, dated as of August 9, 2021	Form 6-K	001-39479	10.1	08/13/2021

10.7	Escrow Agreement, dated as of August 9, 2021	Form 6-K	001-39479	10.2	08/13/2021

10.8	Registration Rights Agreement, dated as of September 1, 2021	Form 6-K	001-39479	99.1	09/13/2021

10.9	Tahoe-Akumin Letter Agreement, dated as of September 1, 2021	Form 6-K	001-39479	99.2	09/13/2021

10.10	Board Representation and Observation Rights Agreement, dated as of September 1, 2021	Form 6-K	001-39479	99.3	09/13/2021

10.11	Amendment No. 3 and Waiver to the Revolving Credit Agreement, dated as of September 11, 2021	Form 6-K	001-39479	99.2	09/13/2021

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)

31.1	Certification of the Co-Chief Executive Officers required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Co-Chief Executive Officers and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Item 16. Form 10–K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKUMIN INC.

By:	/s/ Riadh Zine
Riadh Zine Chairman, Co-Chief Executive Officer and Director

By:	/s/ Rhonda Longmore-Grund
Rhonda Longmore-Grund Co-Chief Executive Officer, President and Director
Date: March 16, 2022
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Riadh Zine and Matt Cameron, and each of them, as his or her true and lawful attorneys-in-fact
and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Riadh Zine Riadh Zine	Chairman, Co-Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2022

/s/ Rhonda Longmore-Grund Rhonda Longmore-Grund	Co-Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2022

/s/ William Larkin William Larkin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2022

/s/ Stan Dunford Stan Dunford	Chairperson Emeritus of the Board of Directors and Director	March 16, 2022

/s/ Murray Lee Murray Lee	Director	March 16, 2022

/s/ James Webb	Director	March 16, 2022
James Webb

/s/ Thomas Davies Thomas Davies	Director	March 16, 2022

/s/ Haichen Huang	Director	March 16, 2022
Haichen Huang

/s/ Paul Viviano Paul Viviano	Director	March 16, 2022

/s/ James Wyper James Wyper	Director	March 16, 2022