Form 10-K/A
period 2021-12-31
AKUMIN INC.
filed 2022-04-12
CIK 1776197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒

Auditor PCAOB ID Number: 249	Auditor Name: Ernst & Young LLP	Auditor Location: Orlando, Florida
The

aggregate market value of the common shares held by
non-affiliates
of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $
140.5
 million.
As of April 11, 2022, there were 89,516,513 common shares
outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Akumin Inc. is filing this Amendment No. 1 to the Annual Report on Form
10-K/A
(“Amendment No. 1”) to amend its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission (SEC) on March 16, 2022 (the “Original Filing”). The principal purpose of this Amendment No. 1 is to include the Part III information that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K.
Because no financial statements are contained within this Amendment No. 1, the Company is not including the individual certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 regarding financial statements, disclosure control procedures, or internal controls over financial reporting. Additionally, because no financial statements are contained within this Amendment No. 1, the Company is not required to file the certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Filing. This Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC.
In this report, unless otherwise stated or as the context otherwise requires, references to “Akumin,” “our company,” “we,” “us,” “our” and similar references refer to Akumin Inc. and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The following table sets forth information concerning our current directors and executive officers, including their ages, as of April 11, 2022.

Name	Age	Position(s)
Executive Officers
Riadh Zine	50	Chairman of the Board of Directors, Chief Executive Officer and Director
William Larkin	52	Chief Financial Officer
Matthew Cameron	40	Chief Legal Officer and Corporate Secretary
Paul Nelis	54	Chief Information Officer
Douglas McCracken	53	President, Oncology
Laurie Miller	55	Chief Human Resources Officer
Tracy Wiese	53	Chief Strategy & Marketing Officer
Gina Bonica-Delgado	45	General Counsel, Chief Risk Officer and Assistant Secretary
Holly Huso	58	Enterprise Sales Officer
Rohit Navani	45	Executive Vice President and Chief Transformation Officer
Non-Employee Directors
Stanley Dunford	73	Chairperson Emeritus of the Board of Directors and Director
Murray Lee	62	Director, Lead Independent Director
James Webb	62	Director
Thomas Davies	63	Director
Haichen Huang	28	Director
Paul Viviano	69	Director
James Wyper	32	Director
Executive Officers
Riadh Zine
has served as a director of the Company since its amalgamation in August 2015. Since March 2022, Mr. Zine has served as sole Chief Executive Officer of the Company. From September 2021 to March 2022, Mr. Zine served as Chairman of the Company’s board of directors (the “Board”) and
Co-Chief
Executive Officer of the Company. Mr. Zine served as President and Chief Executive Officer of the Company from October 2014 to September 2021. He is also the co-founder
of Roadmap Capital Inc., a technology venture capital firm with more than $150 million in assets under management. From August 1999 to January 2013, Mr. Zine was a Managing Director in Global Investment Banking at a leading Canadian investment bank, where he was responsible for providing strategic and financial advice to many of Canada’s largest corporations, entrepreneurs and private equity firms. He has over 15 years of experience executing public or private equity and debt financings as well as mergers and acquisitions for a wide range of Canadian companies in the consumer, retail, healthcare, transportation and industrials sectors. Mr. Zine also worked at a leading Canadian bank on a number of strategic projects. Mr. Zine holds a M.Sc. in Financial Engineering from École des Hautes Études Commerciales, University of Montréal. Our Board believes Mr. Zine’s experience as our Chief Executive Officer, combined with his industry knowledge and experience in the healthcare sector qualifies him to serve on our Board.
William Larkin
has served as Chief Financial Officer of the Company since the acquisition of Alliance HealthCare Services, Inc. (“Alliance”) closed on September 1, 2021 (the “Alliance Acquisition”). He joined Alliance in June 2019 as Executive Vice President & Chief Financial Officer. Mr. Larkin’s experience spans a diverse set of corporate environments ranging from entrepreneurial startups, high growth midcaps and mature multi-billion enterprises. Prior to joining Alliance, he served as Chief Financial Officer of SouthWest Dealer Services Inc. from October 2016 to March 2019. Mr. Larkin began his career as a CPA with Deloitte & Touche and is a veteran of the US Army; he has a B.S. in Accounting from the University of Southern California.

Matthew Cameron
has served as Chief Legal Officer and Corporate Secretary since September 2021. Prior to being appointed to those positions, Mr. Cameron served as Senior Vice President and General Counsel since he joined the Company in March 2018. Before joining the Company, Mr. Cameron worked for approximately ten years as a corporate lawyer with leading Canadian law firms, specializing in domestic and international mergers & acquisitions, financing, securities and corporate and commercial law across a broad range of industries including among others healthcare, energy, retail and manufacturing. Mr. Cameron is a member of the Law Society of Ontario, holds a Bachelor of Laws from Dalhousie University, Canada and a Bachelor of Civil Laws from University of Ottawa, Canada.
Paul Nelis
has served as Chief Information Officer of the Company since January 2022. With more than 30 years’ experience in information technology (IT), Mr. Viviano has performed or led teams in performing all aspects of IT Services Delivery for organizations. Prior to joining the Company, Mr. Nelis served as Senior Principal Consultant for Maven Wave Partners, LLC, a digital transformation consulting firm, since at least 2016.
Douglas McCracken
has served as President of Oncology of the Company since the Alliance Acquisition closed in September 2021. He served as President of Oncology of Alliance since May 2019. Prior to being appointed President of Oncology of Alliance, Mr. McCracken served as Chief Operations Officer of Alliance Radiology from January 2018 through May 2019 and as Senior Vice President of Finance for Alliance from 2016 to January 2018.
Laurie Miller
has served as Chief Human Resources Officer of the Company since the Alliance Acquisition closed in September 2021. She served as Chief Human Resources Officer of Alliance from February 2019 to September 2021 and as Senior Vice President and Executive Vice President of Human Resources of Alliance from 2014 to February 2019.
Tracy Wiese
has served as Chief Strategy and Marketing Officer of the Company since the Alliance Acquisition closed in September 2021. Ms. Wiese joined Alliance in 2017 as Senior Vice President, Chief Strategy and Marketing Officer. Ms. Wiese’s career spans decades working in diverse industries and leadership roles, with a consistent focus on leading healthy organizational differentiation, strategy, growth and performance. For four years prior to joining Alliance, Ms. Wiese was a partner at 3.2.1 LLC, a consulting group helping leaders and their teams with strategic planning, brand/identity, transition planning and successful execution. Ms. Wiese also spent 11 years at Center for Diagnostic Imaging (now Rayus Radiology); she served in a number of leadership roles including Senior Vice President of Consulting & Management Services and Chief Marketing & Sales Officer. Ms. Wiese holds a B.A. from St. Olaf College.
Gina Bonica-Delgado
has served as the General Counsel, Chief Risk Officer and Assistant Secretary of the Company since the Alliance Acquisition closed in September 2021. Ms. Bonica-Delgado served as General Counsel and Chief Compliance Officer of Alliance from September 2020 to September 2021, Deputy General Counsel and Chief Compliance Officer of Alliance from May 2019 to September 2020, and Associate General Counsel of Alliance from September 2012 to May 2019. Prior to joining Alliance, Ms. Bonica-Delgado was a litigator and partner in the law firm, Kurland, Bonica & Associates. She also served as a special investigator for One Beacon Insurance investigating insurance fraud and as a prosecutor in the Kings County District Attorney’s office in Brooklyn, New York. She has experience counseling organizations on regulatory issues affecting health care entities as well as litigation, insurance, risk, privacy, human resources and other legal matters. She received a Bachelor of Arts in 1998 from State University of New York at Albany and obtained a Juris Doctorate Degree in law at New England School of Law in Boston, MA in 2001. She was admitted to the New York State Bar in 2004.
Holly Huso
has served as the Enterprise Sales Officer of the Company since the Alliance Acquisition closed in September 2021. Ms. Huso served as the Senior Vice President of Corporate Sales Strategy of Alliance from April 2014 to October 2019 and as the Enterprise Sales Officer of Alliance from October 2019 to September 2021. She has over 16 years of radiology industry experience. Prior to joining Alliance, Ms. Huso served as the Senior Vice President of Sales for the Center for Diagnostic Imaging (now Rayus) from 2005 to 2014 and as the Director of Sales for Mayo Clinic’s Mayo Medical Laboratories from 2002 to 2005.

Rohit Navani
has served as the Executive Vice President and Chief Transformation Officer of the Company since October 2014. Prior to joining the Company, Mr. Navani was a partner in the integration and divestiture advisory practice of an international accounting firm. He has over fifteen years’ experience providing a suite of M&A services to private equities and strategic companies globally, from emerging businesses to Fortune 50 leaders. Mr. Navani has extensive experience executing separations and integrations. His responsibilities on transactions have included leading integration and separation management offices and functional leadership roles in finance and accounting, information technology, supply chain, day one readiness, communications, organizational development and human resources activities. Mr. Navani holds a Bachelor of Science degree in Accounting from Binghamton University, USA.
Non-Employee
Directors
Stanley Dunford
has served as a director of the Company since March 2017. Mr. Dunford has served as President and director of Republic Live Inc. since December 2011. Mr. Dunford has significant experience in the development, management and stewardship of companies, including: having served as the Chairman and Chief Executive Officer of Contrans Group Inc. (formerly Contrans Income Fund) from 1988 until its sale in 2014; as the Chairman, Chief Executive Officer and sole proprietor at Peterbilt of Ontario Inc., which owned and operated all of the Peterbilt truck dealerships in Ontario until it’s sale in 2014; as a director at Waterloo Brewing Ltd. (formerly Brick Brewing Co. Ltd.) since June 2008; as a former director of the Ontario Trucking Association; and as a director TransForce Inc. from April 2015 to April 2016. Our Board believes Mr. Dunford’s experience managing and developing companies and serving as a director qualifies him to serve on our Board.
Murray Lee
has served as a director of the Company since March 2017. He graduated in 1983 with a Masters of Accounting (Tax) degree from Brigham Young University. After graduating, Mr. Lee moved to Dallas, Texas where he worked for five years as a Certified Public Accountant before re-locating
to Calgary, Canada where he focused exclusively on Canada/U.S. cross-border transactions. Before retiring in June 2014, Mr. Lee spent 20 years as a partner of two different “big four” accounting firms, establishing and leading their Canada/U.S. cross-border tax practices, which included a three year role as human resources leader for a tax practice consisting of approximately 100 personnel. He has assisted both large and small clients in all aspects of Canada/U.S. taxation including reorganizations, mergers and acquisitions, cross-border financing and cross border initial public offerings. Since retiring from his tax accounting practice, Mr. Lee has been engaged in a variety of entrepreneurial ventures, including as a principal in a hospitality venture and authoring a book on personal finance. Our Board believes Mr. Lee’s 20 years of experience as a partner at accounting firms qualifies him to serve on our Board.
James Webb
has served as a director of the Company since August 2017.
He founded Preferred Medical Imaging, LLC (“PMI,” now Akumin Imaging Texas, LLC, a subsidiary of the Company) with two other partners in 2000. Since the sale of PMI in August 2017, Mr. Webb founded 16 Capital Holdings, LLC and its subsidiary, Maverick Fitness Holdings, which operated 33 OrangeTheory fitness centers in the North Texas area. That business was sold to a private equity group in 2019. Over the past five years, Mr. Webb has been involved in a number of entrepreneurial ventures, including as the founder and Chief Executive Officer of Paradigm Development Holdings, LLC, which owns franchise rights for BeBalanced Centers, a non-medical,
holistic women’s weight loss business, for a large portion of Texas and operates BeBalanced Centers in Texas. Mr. Webb also operates an angel investment fund that has minority investments in over 30 companies in diverse industries such as personal protective equipment (“PPE”) distribution and manufacturing, beverage consumer products, and information technology. Mr. Webb began his career as a registered radiologic technologist and holds a Master’s degree in Health Administration. Our Board believes Mr. Webb’s experience owning and working in several diagnostic imaging companies along with his seasoned business experience qualifies him to serve on our Board.
Thomas Davies
was appointed to the Board in March 2017. He is a CPA with broad experience in real estate development, finance and administration, as well as mergers and acquisitions. In his various roles, including, since July 2006, his principal occupation as Executive Vice President at the Remington Group, Mr. Davies has been directly responsible for successfully initiating and negotiating more than $100 million of real estate development and other business opportunities. Mr. Davies has served as President of Weston Modular Industries Ltd., a manufacturing company, since 2006; President of 1355065 Ontario Limited, a holding and investment company, since 1999; President of 1259429 Ontario Limited, a company that provides consulting, business, advisory and management services, since 1997; President of 1075280 Ontario Limited, a company that provides consulting, business, advisory and management services, since 1994; and President of 942814

Ontario Ltd., a holding and investment company, since 1991. From September 1996 until October 1998, he served as Chief Financial Officer of Canadian Medical Laboratories Limited, where he gained public company experience including executive compensation matters. He obtained his Bachelor of Commerce degree from the University of Toronto. Our Board believes Mr. Davies’ business experience qualifies him to serve on our Board.
Haichen Huang
was appointed to the Board after the Alliance Acquisition closed in September 2021. Mr. Huang has been the owner and director of Dolphin Image Studios, a film production company based in Winter Haven, Florida, since 2018 and Dolphragon, an independent film production and financing company based in London, England, since 2019. He also serves as the Creative Director for Dolphragon. Mr. Huang has a Bachelor of Fine Arts from London Met Film School in London, England, a Master of Arts from Full Sail University in Winter Park, Florida, and a Bachelor of Arts from Newcastle University in Newcastle upon Tyne, England. Our Board believes Mr. Huang’s management and communication skills qualify him to serve on our Board.
Paul Viviano
is a health care leader and a prominent national advocate for child health care. For more than three decades, he has led academic health care systems, nonprofit community health care organizations and for-profit
health care services providers that have delivered excellence in clinical care, research and medical education. Mr. Viviano joined Children’s Hospital Los Angeles in late 2015 as President and Chief Executive Officer as well as a member of the Board of Directors and the Foundation Board of Trustees, positions he continues to hold. Prior to joining CHLA, Viviano served as the President and Chief Executive Officer of UC San Diego Health System and Associate Vice Chancellor of UC San Diego Health Sciences. Prior to UCSD, Mr. Viviano served as Chairman of the Board and CEO of Alliance. Mr. Vivano continually served as a Director for Alliance, including as the Chairman of its Compensation and Special Committees, until Alliance was acquired by the Company. Mr. Viviano was appointed to the Board in November 2021. Mr. Viviano earned his bachelor’s degree at the University of California, Santa Barbara and master’s degree in public administration-public health at the University of California, Los Angeles. Our Board believes Mr. Viviano’s industry experience qualifies him to serve on our Board.
James Wyper
was appointed to the Board in November 2021. He has served as Senior Managing Director with Stonepeak Infrastructure Partners, where he is responsible for leading investments across the healthcare, transportation and logistics sectors, since January 2020. Mr. Wyper served as a Managing Director of Stonepeak Infrastructure Partners from January 2018 to January 2020 and as a Principal with Stonepeak Infrastructure Partners from on or about January 2015 to January 2018. Mr. Wyper presently sits on the boards of Lineage Logistics, TRAC Intermodal, Oregon Trail Ventures, Venture Global Calcasieu Pass, Lonestar Holdings, Fortbrand Services and is a former director of Tidewater Holdings, Golar Power Ltd. and the Carlsbad Desalination Project. Mr. Wyper holds a Bachelor of Arts in Economics from Yale University. Our Board believes Mr. Wyper’s business experience qualifies him to serve on our Board.
Board Composition
Under the articles of the Company (the “Articles”), our Board is to consist of a minimum of one and a maximum of 10 directors, as determined from time to time by the directors. The Board has determined that, at the present time, there will be nine directors. There is currently one vacancy on the Board resulting from the resignation from the Board of Rhonda Longmore-Grund effective April 7, 2022. The directors will be elected by shareholders at each annual meeting of shareholders and all directors will hold office for a term expiring at the close of the next annual meeting or until their respective successors are elected or appointed.
On September 1, 2021, the Company announced that it had completed the acquisition (the “Alliance Transaction”) of Alliance HealthCare Services, Inc. (“Alliance”). The purchase price for the Alliance Transaction was financed in part by debt and equity commitments from Stonepeak Magnet Holdings LP (“Stonepeak”).
In connection with the Alliance Transaction, the Company entered into certain agreements with Stonepeak and Thaihot Investment Co., LTD, the seller of Alliance (“Seller”), pursuant to which the Company committed to nominate and recommend for election one director nominee of Stonepeak (the “Stonepeak Nominee”) and one director nominee of Seller (the “Seller Nominee”).
Upon the closing of the Alliance Transaction, as announced on September 1, 2021, the Board exercised its right in accordance with applicable corporate laws to increase the size of the Board from five members to six and appointed Haichen Huang as the Seller Nominee. The Board further increased the size of the Board to nine members and, on November 23, 2021, the Company held a special meeting of its shareholders to elect James Wyper, the Stonepeak Nominee, and two other nominee directors to the Board.

Family Relationships
There are no family relationships among our directors or executive officers.
Certain Corporate Governance Matters
Corporate Code of Conduct
We have adopted a Corporate Code of Conduct (the “Code”) that applies to all officers, directors and employees. The Code is available on our website at
https://akumin.com/wp-content/uploads/Akumin-Corporate-Code-of-Conduct-1.pdf
. If we make any substantive amendments to the Code or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Identification of Audit Committee and Financial Expert
Our Board has a standing Audit Committee that operates under a written charter approved by our Board, which charter reflects the applicable standards and requirements adopted by the SEC and The Nasdaq Stock Market LLC. A copy of the charter can be found on our website at
https://akumin.com/wp-content/uploads/Akumin-Audit-Committee-Charter-Aug-2019-1.pdf
.
The Audit Committee is chaired by Thomas Davies and also includes Murray Lee and James Webb. Our Board has determined that all members of our Audit Committee are independent (as independence is currently defined in the Nasdaq listing standards). Our Board has also determined that Mr. Davies is an audit committee financial expert within the meaning of Item 407(d) of Regulation
S-K
under the Securities Act of 1933, as amended (the “Securities Act”).

Item 11.	Executive Compensation
This section provides an overview of the compensation of our principal executive officer and our next two most highly-compensated executive officers for the fiscal year ended December 31, 2021 (“Fiscal 2021”). We refer to these individuals as our named executive officers (“NEOs”). Our NEOs are:

•	Riadh Zine, our Chief Executive Officer;

•	Rhonda Longmore-Grund, our former Co-Chief Executive Officer;

•	Rohit Navani, our Executive Vice President and Chief Transformation Officer; and

•	Matthew Cameron, our Chief Legal Officer and Corporate Secretary.
Summary Compensation Table
The following table sets forth the compensation awarded to, earned by or paid to our NEOs in respect of their service to us during Fiscal 2021 and, if applicable, the fiscal year ended December 31, 2020 (“Fiscal 2020”).

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		Stock Awards ($) (4)	Nonequity Incentive Plan Compensation ($)		All Other Compensation ($) (5)	Total ($)
Riadh Zine	2021	662,500	1,300,000	(2)	1,521,000	—		9,600	3,493,100
Chief Executive Officer	2020	510,000	750,000	(3)	1,178,100	—		3,200	2,441,300
Rhonda Longmore-Grund	2021	252,698	—		169,000	78,449	(6)	—	500,147
Former Co-Chief Executive Officer
Rohit Navani	2021	411,540	200,000	(2)	84,500	—		29,800	725,840
Executive Vice President and Chief Transformation Officer	2020	355,385	330,000	(3)	285,600	—		15,877	986,862
Matthew Cameron	2021	261,150	250,000	(2)	169,000	—		12,520	692,670
Chief Legal Officer and Corporate Secretary	2020	187,384	100,000	(3)	142,800	—		5,858	436,043

(1)
As part of the Company’s cost containment strategy in connection with the
COVID-19
pandemic, the salary payable to each of our NEOs (other than Ms. Longmore-Grund) was reduced by 20% from approximately April 1, 2020 through December 31, 2020.

(2)	Amounts reflect extraordinary transaction-related compensation awarded in connection with the Alliance Acquisition. No discretionary annual cash bonus was awarded for Fiscal 2021.
(3)	Amounts reflect annual cash bonus awards paid by the Company during or in respect of Fiscal 2020.
(4)	RSUs awarded to Mr. Zine, Mr. Navani, and Mr. Cameron for Fiscal 2021 were awarded as part of extraordinary transaction-related compensation given in connection with the Alliance Acquisition.
(5)
Amounts in this column reflect other compensation granted during or in respect of the given fiscal year, which (a) for Mr. Zine consists of car allowance payments of $9,600 and $3,200 for Fiscal 2021 and Fiscal 2020, respectively, (b) for Mr. Navani consists of $24,000 in car allowance and $5,800 in 401(k) employer-matching contributions for Fiscal 2021 and $13,200 of car allowance payments and $2,677 in 401(k) employer-matching contributions for Fiscal 2020, and (c) for Mr. Cameron consists of $6,720 in car allowance payments and $5,800 in 401(k) employer-matching contributions for Fiscal 2021 and $3,920 in car allowance payments and $1,938 in 401(k) employer-matching contributions for Fiscal 2020. As part of the Company’s cost containment strategy in connection with the
COVID-19
pandemic, car allowance payments were suspended for each of the NEOs from April 1, 2020 through August 30, 2020.

(6)	Amounts awarded pursuant to a management incentive plan established by Alliance for Fiscal 2021 with respect to the period from September 1, 2021 to December 31, 2021.
Narrative Disclosure to Summary Compensation Table
Principal Elements of Compensation
The compensation of our NEOs includes three major elements: (a) base salary; (b) short-term incentives, consisting of an annual bonus; and (c) long-term equity incentives, currently consisting of Options and RSUs granted from time to time under the Company’s Amended and Restated Option Plan (“Option Plan”) or the Amended and Restated RSU Plan (“RSU Plan”), respectively. From time to time, our NEOs may, in the discretion of the Board, receive additional compensation in connection with extraordinary events or transactions.
Base Salaries
Base salary is provided as a fixed source of compensation for our NEOs. Adjustments to base salaries are expected to be determined annually and may be increased based on the executive officer’s success in meeting or exceeding individual objectives, as well as to maintain market competitiveness. Additionally, base salaries can be adjusted as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities.
Annual Bonuses
Discretionary annual bonuses are designed to motivate our executive officers to meet our business and financial objectives generally and our annual financial performance targets in particular. The Compensation Committee makes recommendations annually to the Board for these discretionary cash awards with the objective of rewarding senior management with a short-term incentive award proportionate to the success of the Company. For Fiscal 2021, the Board awarded no annual cash bonus awards.
In addition, for Fiscal 2021, Alliance had a management incentive plan in place which, in addition to accounting for the overall performance of Alliance, set specific targets for individual members of management at Alliance. Pursuant to this plan, cash awards were paid to Alliance executives based on satisfaction of those targets. Ms. Longmore-Grund, who served as chief executive officer of Alliance prior to the Alliance Acquisition received such an award.

Long-Term Incentives – Options and Restricted Stock Units
NEOs are eligible to participate in the long-term incentive program that is comprised of options and RSUs issued pursuant to the Option Plan and RSU Plan, respectively. The purpose of the long-term incentive program is to promote greater alignment of interests between employees and shareholders and to support the achievement of the Company’s longer-term performance objectives while providing a long-term retention element.
Our Board is responsible for administering both the Option Plan and the RSU Plan, and the Compensation Committee makes recommendations to our Board in respect of matters relating to the Option Plan and RSU Plan. Previous grants are taken into account when considering new option grants.
NEOs are not formally prohibited from purchasing financial instruments designed to hedge or offset a decrease in the market value of our common shares, including common shares granted as compensation or otherwise held directly or indirectly by an NEO or a member of the Board. In the view of the Compensation Committee, the structure and nature of executive compensation, including the manner in which Share-based awards are granted, vested and paid-out
under the Company’s incentive plan awards, is designed to reduce the need to hedge or offset any potential decrease in the price of our common shares and is sufficient to ensure that the interests of the members of the Board and NEOs are adequately aligned with those of the Company generally.
Option Plan
Under the terms of the Option Plan, our Board, or, if authorized by our Board, such committee of the Board to which the Board may choose to delegate such authority, may grant options to certain “eligible participants”. Eligible participants include any employee, executive officer, director or consultant of: (a) the Company; or (b) any affiliate of the Company (and includes any such person who is on a leave of absence authorized by the Board or the board of directors of any affiliate), and also includes certain permitted assigns of any such person.
Participation in the Option Plan is voluntary and, if an eligible participant agrees to participate, the grant of options will be evidenced by a grant agreement with each such participant. The interest of any eligible participant in any option is not assignable or transferable. The exercise price for the options will be the volume weighted average trading price of the common shares on an internationally recognized stock exchange (such as The Nasdaq Stock Market LLC) for the five trading days immediately preceding the day on which the Option is granted, or such greater amount as the Board may determine; provided, however, that the exercise price of an Option shall not be less than the minimum exercise price required by the applicable rules of the exchange.
Unless otherwise fixed by the Board at the time an option is granted (as set forth in a grant agreement), and subject to any applicable rules of each stock exchange on which the common shares are listed, the Option Plan provides that: (a) the expiry date of an option will be the seventh anniversary of the date of grant; and (b) options will vest over a three-year period following the date of such grant as follows:

• on or after the first anniversary of the date of grant: 34%;

• on or after the second anniversary of the date of grant: 33%; and

• on or after the third anniversary of the date of grant: 33%.

The following table describes the impact of certain events upon the rights of holders of Options under the Option Plan, including termination for cause, termination other than for cause and death, subject to the terms of a participant’s employment agreement:

Event Provisions	Provisions

Termination for Cause	All vested and unvested options held by the holder will immediately terminate and become null, void and of no effect on the date on which Akumin gives notice of termination for cause.

Ceasing to be a (non-executive) Director	The expiry date for options that had vested on the date such holder ceases to be a director will be the earlier of the expiry date shown on the relevant grant agreement and the date that is 180 days following the date such holder ceases to be an eligible participant (as a result of his or her ceasing to be a director of the Company). Options which are outstanding but unvested on the date such holder ceases to be a director will immediately terminate and become null, void and of no effect.

Voluntary Resignation or Termination without Cause	The expiry date for options that had vested on the date such holder voluntarily resigns or is terminated by the Company without cause will be the earlier of the expiry date shown on the relevant grant agreement and the date which is 30 days following the date such holder ceases to be an eligible participant (as a result of his or her voluntary resignation or termination without cause). Options which are outstanding but unvested on the date such holder voluntary resigns or is terminated by the Company without cause will immediately terminate and become null, void and of no effect.

Disability	The Board may in its discretion determine that a holder with a disability shall no longer be an eligible participant. If so, the expiry date for options that had vested on the date such holder ceases to be an eligible participant will be the earlier of the expiry date shown on the relevant grant agreement and the date which is 180 days following the date such holder ceases to be an eligible participant. Options which are outstanding but unvested on the date such holder ceases to be an eligible participant will immediately terminate and become null, void and of no effect.

Retirement	The expiry date for options that had vested on the date such holder ceases to be an eligible participant as a result of his or her retirement in accordance with the Company’s then applicable retirement policy or a determination of the Board will be the earlier of the expiry date shown on the relevant grant agreement and the date which is 180 days following the date such holder ceases to be an eligible participant. Options which are outstanding but unvested on the date such holder ceases to be an eligible participant will immediately terminate and become null, void and of no effect.

Death	The expiry date for options that had vested immediately prior to the death of the holder will be the earlier of the expiry date shown on the relevant grant agreement and the date which is 180 days after the date of such holder’s death. Options that are outstanding but unvested immediately prior to the holder’s death will immediately terminate and become null, void and of no effect upon the death of the holder.
Notwithstanding the foregoing, the Board may, in its sole discretion, but subject to applicable laws and stock exchange rules, extend the expiry date of options referenced above.
In connection with a change of control of the Company, any surviving or acquiring corporation must:

a)	assume any option outstanding under the Option Plan on substantially the same economic terms and conditions as the Option Plan; or

b)
substitute or replace similar stock options (including an award to acquire the same consideration paid to the securityholders of the Company as part of the change of control transaction) for those options outstanding under the Option Plan on substantially the same economic terms and conditions as the Option Plan.

In the event any surviving or acquiring corporation neglects or refuses (as determined by the Board, acting reasonably) to assume any options or to substitute or replace similar stock options for those outstanding options under the Option Plan, then with respect to any options which remain outstanding, the vesting of such options will automatically and without further action by the Board or the Company be immediately accelerated so that such options will be fully vested. In addition, in such event, the Board may determine that outstanding options will terminate if not exercised (if applicable) at or prior to such change of control transaction. The Board may also, in its discretion, conditionally or otherwise, in the event of a change of control subject to the terms of the Option Plan, accelerate the vesting date of unvested options and to modify the terms of options to assist the holders to tender their securities in a takeover bid.
RSU Plan
Under the terms of the RSU Plan, our Board, or if authorized by our Board, such committee of the Board to which the Board may choose to delegate such authority, may grant RSUs to “eligible participants”. Eligible participants include any employee, executive officer, director or consultant of: (a) the Company; or (b) any affiliate of the Company (and includes any such person who is on a leave of absence authorized by the Board or the board of directors of any affiliate), and also includes certain permitted assigns of any such person.
Except as otherwise provided in a grant agreement or any other provision of the RSU Plan, the vesting dates shall be determined as follows:

•	1 ⁄ 2 of the RSUs granted shall vest on the first anniversary of the date of grant; and

•	1 ⁄ 2 of the RSUs granted shall vest on the second anniversary of the date of grant.
The following table describes the impact of certain events upon the rights of holders of RSUs under the RSU Plan, including termination for cause, termination other than for cause and death, subject to the terms of a participant’s employment agreement:

Event Provisions	Provisions

Termination for Cause	All unvested RSUs expire on the termination date and are of no further force or effect and such holder shall no longer be eligible for a grant of RSUs.

Ceasing to be a (non-executive) Director	All unvested RSUs will vest and shall be settled as soon as practicable following the vesting date.

Termination other than for Cause	All unvested RSUs will vest and shall be settled as soon as practicable following the vesting date.

Disability	All unvested RSUs will vest and shall be settled as soon as practicable following the vesting date.

Retirement	All unvested RSUs will vest and shall be settled as soon as practicable following the vesting date.

Death	All unvested RSUs will vest and shall be settled as soon as practicable following the vesting date.
In connection with a change of control of the Company, our Board has the right to provide for the conversion or exchange of any outstanding RSUs into or for units, rights or other securities in any entity participating in or resulting from a change of control, provided that the value of previously granted RSUs and the rights of participants are not materially adversely affected by any such changes.

Black-Out
Periods
Pursuant to the terms of the Option Plan and the RSU Plan, in the event that an eligible participant receives common shares from the Company in satisfaction of a grant of options or RSUs during a Company-imposed black-out
period, the holder shall not be entitled to sell or otherwise dispose of such common shares until such black-out
period has expired. In the event that a participant’s options or RSUs are set to expire during a black-out
period, such expiry date shall be automatically extended for ten business days after the expiry of the black-out
period following the date the relevant
black-out
period is lifted, terminated or removed.
Employment Agreements, Termination and Change of Control Benefits
Employment agreements are in place for each of the NEOs other than Ms. Longmore-Grund. The contracts set out the principal terms of the employment relationship between the Company or an affiliate of the Company, as applicable, including the NEO’s overall role, the expectations of the Company with respect to business practices and financial terms. Such employment agreements also include provisions regarding confidentiality and non-competition
(within a
20-mile
radius of any facility of the Company during the term of employment and for a period of one year after termination) as well as eligibility for our benefit plans.
For Mr. Zine and Mr. Navani, in the case of termination of employment by the Company without cause, each will be entitled to: (a) a lump sum payment equal to two years of Mr. Zine or Mr. Navani’s then current base salary; and (b) a lump sum representing the value of Mr. Zine or Mr. Navani’s annual bonus prorated to reflect the duration of the “notice period” (being 2 years), which will be equal to the average annual bonus paid to Mr. Zine or Mr. Navani in the previous two fiscal years. The same entitlements apply in the event that Mr. Zine or Mr. Navani resigns from employment with the Company within the twelve-month period following a change of control event.
For Mr. Cameron, in the case of termination of employment by the Company without cause, he will be entitled to: (a) a lump sum payment equal to six months of his then current base salary plus one month of base salary for each completed year of employment, up to an aggregate maximum of twelve months base salary, provided that if his employment is terminated within twelve months following a change of control event, he would be entitled to receive the maximum amount of twelve months base salary; and (b) a lump sum representing the value of Mr. Cameron’s annual bonus prorated to reflect the duration of the “notice period” (being six months plus one month per completed year of employment), which will be equal to the average annual bonus paid to Mr. Cameron in the previous two fiscal years.
As previously disclosed on March 18, 2022, the Company announced the termination of employment of Ms. Longmore-Grund, effective March 18, 2022. In accordance with her severance agreement, as a result of her termination without cause, Ms. Longmore-Grund is entitled to receive continued salary, bonus and insurance subsidy for the 18 month period following the termination date as well reimbursement for costs of outplacement services.

Outstanding Equity Awards at Fiscal
Year-End
As of December 31, 2021, our NEOs held outstanding equity-based awards of the Company as listed in the table below.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Riadh Zine	3/15/16	825,268	—		0.50	3/15/26
Co-Chief Executive Officer	11/16/18	875,000	—		3.74	11/16/25
	11/18/19	566,820	279,180	(4)	3.29	11/18/26
	3/9/21						330,000	(5)	577,500
	12/17/21						900,000	(6)	1,575,000
Rhonda Longmore-Grund	12/17/21	—	—		—	—	100,000	(7)	175,000
Former Co-Chief Executive Officer
Rohit Navani	3/15/16	400,000	—		0.50	3/15/26
Executive Vice President and Chief Transformation Officer	11/16/18	325,000	—		3.74	11/16/25
	11/18/19	147,400	72,600	(8)	3.29	11/18/26
	3/9/21						80,000	(9)	140,000
	12/17/21						50,000	(10)	87,500
Matthew Cameron	11/16/18	100,000	—		3.74	11/16/25
Chief Legal Officer and Corporate Secretary	11/18/19	46,900	23,100	(11)	3.29	11/18/26
	3/9/21						40,000	(12)	70,000
	12/17/21						100,000	(13)	175,000

(1)	Amounts in this column reflect stock options granted which have not yet vested in accordance with the terms of our Option Plan and therefore may not yet be exercised for common shares.
(2)	Amounts in this column reflect RSUs granted that have not yet vested in accordance with the terms of our Option Plan and therefore may not yet be settled for common shares.
(3)	Based on the closing sale price of our common stock on NASDAQ of $1.75 per share on December 31, 2021.
(4)	Approximately 67% of the common shares subject to this option were vested as of December 31, 2021, and the remaining 33% will vest on November 18, 2022.
(5)	Approximately 50% of the RSUs vested on March 9, 2022, and the remaining 50% will vest on March 9, 2023.
(6)	Approximately 50% of the RSUs will vest on December 17, 2022, and the remaining 50% will vest on December 17, 2023.
(7)	Approximately 50% of the RSUs will vest on December 17, 2022, and the remaining 50% will vest on December 17, 2023.
(8)	Approximately 67% of the common shares subject to this option were vested as of December 31, 2021, and the remaining 33% will vest on November 18, 2022.
(9)	Approximately 50% of the RSUs vested on March 9, 2022, and the remaining 50% will vest on March 9, 2023.
(10)	Approximately 50% of the RSUs will vest on December 17, 2022, and the remaining 50% will vest on December 17, 2023.
(11)	Approximately 67% of the common shares subject to this option were vested as of December 31, 2021, and the remaining 33% will vest on November 18, 2022.
(12)	Approximately 50% of the RSUs vested on March 9, 2022, and the remaining 50% will vest on March 9, 2023.
(13)	Approximately 50% of the RSUs will vest on December 17, 2022, and the remaining 50% will vest on December 17, 2023.

Director Compensation
The following table sets forth the compensation awarded to, earned by or paid to the non-employee
members of our Board in respect of their service to our Board during Fiscal 2021. Other than as set forth in the table below, we did not pay any compensation to any of the members of our Board for Fiscal 2021.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)(4)	All Other Compensation ($)	Total ($)
Stanley Dunford	72,500	—	74,999	—	147,499
Murray Lee	72,500	—	74,999	—	147,499
James Webb	65,000	—	74,999	—	139,999
Thomas Davies	72,500	—	74,999	1,132	148,630
Haichen Huang	16,667	—	—	—	16,667
Paul Viviano	4,167	—	—	—	4,167
James Wyper	4,167	—	—	—	4,167

(1)
Amounts in this column reflect cash paid to each
non-executive
director as described below for positions held. Mr. Dunford served as chair until August 30, 2021 and chairman emeritus from September 1, 2021 until December 31, 2021. Mr. Lee served as lead independent director, chairman of the compensation and governance committees and a member of the audit committee. Mr. Webb served as a member of the audit, compensation and governance committees. Mr. Davies served as chair of the audit committee and a member of the compensation and governance committees. Mr. Huang was appointed to the board on September 1, 2021 upon closing of the Alliance Acquisition and cash compensation reflects pro rata annual cash based on time served. Mr. Viviano and Mr. Wyper were appointed to the board upon their election at a special meeting of shareholders held November 23, 2021 and cash compensation reflects pro rata annual cash based on time served.

(2)
As of December 31, 2021, the aggregate number of stock awards held by each non-employee
director was as follows: Stanley Dunford – 21,008; Murray Lee – 21,008; James Webb – 21,008; Thomas Davies – 21,008; Haichen Huang – 0; Paul Viviano – 0; and James Wyper – 0.

(3)
The amounts reported do not reflect the amounts actually received by our NEOs. Instead, in accordance with SEC rules, these amounts reflect the grant date fair value of each stock option granted to our NEOs during Fiscal 2021, as computed in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for stock-based compensation transactions (“FASB ASC 718”). Assumptions used in the calculation of these amounts are included in Note 14 to our audited financial statements included in the Original Filing. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Our directors who have received options will only realize compensation with regard to these options to the extent the trading price of our common stock is greater than the exercise price of such options.

(4)
As of December 31, 2021, the aggregate number of stock options held by each non-employee
director was as follows: Stanley Dunford – 252,213; Murray Lee – 102,213; James Webb – 102,213; Thomas Davies – 252,213; Haichen Huang – 0; Paul Viviano – 0; and James Wyper – 0.

Narrative to Director Compensation Table
Our director compensation program is designed to attract and retain global talent to serve on our Board, taking into account the risks and responsibilities of being an effective director. The chart below outlines our director compensation program for our non-employee
directors in Fiscal 2021.

Type of Fee	Position	Amount (1)
Board of Directors	Chair (cash compensation; non-executive only) Board Member (cash compensation) Chair and Board Member (incentive compensation)	$72,500/year $50,000/year (2) $75,000/year (3)
Audit Committee	Chair Member	$15,000/year $7,500/year (4)
Governance Committee	Chair Member	$7,500/year $3,750/year (5)
Compensation Committee	Chair Member	$7,500/year $3,750/year (6)
Meeting Fees	Out of province travel for Board meetings (as applicable)	$2,500/meeting plus reimbursement of expenses

(1)	Represents compensation paid per year to each non-executive director. Any cash compensation was paid on a fiscal quarterly basis, in arrears.
(2)	Such compensation was paid to non-executive members of the Board other than the Chair. Amounts due to the Chairman Emeritus were equal to payments due to the Chair.
(3)
Annual incentive compensation per director ($75,000/year) was paid by the issuance of 52,213 options with respect to the 2020 fiscal year on November 18, 2019 under our Option Plan dated November 14, 2017 with a value of $1.4364 per option calculated using the Black-Scholes valuation method determined on the date of grant, reflecting a market and exercise price of $3.29 per Common Share, a term of 7 years, a volatility rate of 40.26%, an annual risk free interest rate of 1.48% and no dividends. Directors must serve on the date of grant to be eligible for equity-based compensation.

(4)	Such compensation was paid to members of the Audit Committee other than the Chair of the Audit Committee.
(5)	Such compensation was paid to members of the Governance Committee other than the Chair of the Governance Committee.
(6)	Such compensation was paid to members of the Compensation Committee other than the Chair of the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial	Ownership
The following table sets forth information regarding the beneficial ownership of our common shares as of April 11, 2022 by (i) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common shares, (ii) each of our directors and NEOs, and (iii) all of our directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to such securities. To our knowledge, except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws.
Applicable percentage ownership is based on 89,516,513 common shares outstanding as of April 11, 2022. Unless otherwise indicated, the address for each listed stockholder is: 8300 W. Sunrise Boulevard, Plantation, Florida 33322.

	Common shares beneficially owned
Name and address of beneficial owner	Number	Percentage
5% stockholders:
Nantahala Capital Management, LLC (1)	6,320,740	7.06%
SCW Capital Management, LP (2)	11,419,908	12.76%
Stonepeak Magnet Holdings LP (3)(4)	20,614,093	19.33%
Thaihot Investment Co., LTD (5)	14,223,570	15.89%
Directors and named executive officers:
Rohit Navani (6)	1,721,393	1.90%
Matthew Cameron (7)	218,409	*
Riadh Zine (8)	6,883,976	7.50%
Rhonda Longmore-Grund (9)	100,000	*
Stanley Dunford (10)	5,521,611	6.15%
James Webb (11)	1,998,861	2.23%
Murray Lee (12)	266,816	*
Thomas Davies (13)	262,316	*
James Wyper	—	*
Paul Viviano	—	*
Haichen Huang	—	*
All executive officers and directors as a group (18 persons)	16,974,382	18.17%

*	Represents less than 1%.
(1)
Wilmot B. Harkey and Daniel Mack are the managing members of Nantahala Capital Management, LLC and, as such, may be deemed to be the beneficial owners of the common shares. The address for Nantahala Capital Management, LLC is 130 Main St. 2nd Floor, New Canaan, CT 06840.

(2)
SCW Capital, LP, SCW Capital QP, LP, SCW Single-Asset Partnership, LP, SCW Single-Asset Partnership QP, LP (together, the “Funds”), Robert N. Cathey, G. Stacy Smith and John R. Wagner are the record and direct beneficial owners of the common shares. SCW Capital Management, LP serves as investment manager to, and may be deemed to beneficially own securities owned by, each of the Funds. Trinity Investment Group, LLC serves as general partner to, and may be deemed to beneficially own securities owned by, each of the Funds and SCW Capital Management, LP. The address for SCW Capital Management, LP is 3131 Turtle Creek Blvd., Suite 302, Dallas, Texas 75219.

(3)
Stonepeak Magnet Holdings LP, Stonepeak Associates IV LLC, Stonepeak Associates IV LLC, Stonepeak GP Investors Manager LLC and Michael Dorrell are the record and direct beneficial owners of the common shares. Stonepeak Associates IV LLC is the sole general partner of Stonepeak Magnet Holdings LP. Stonepeak GP Investors IV LLC is the sole member of Stonepeak Associates IV LLC. Stonepeak GP Investors Manager LLC is the managing member of Stonepeak GP Investors IV LLC. Mr. Dorrell is the managing member of Stonepeak GP Investors Manager LLC. The address for SCW Capital Management, LP is 55 Hudson Yards, 550 W. 34th Street, 48th Floor, New York, New York 10001.

(4)	Includes 17,114,093 common shares that Stonepeak Magnet Holdings LP has the right to acquire pursuant to the exercise of warrants.
(5)	The address for Thaihot Investment Co., LTD is 18201 Von Karman Avenue, #600, Irvine, CA 92612.
(6)
Consists of (i) 847,619 common shares held directly by Mr. Navani, (ii) 1,374 common shares held in a 401(k) plan, and (iii) 872,400 common shares issuable within 60 days of April 11, 2022 upon exercise of stock options to purchase common shares.

(7)
Consists of (i) 45,100 common shares held directly by Mr. Cameron, (ii) 25,000 common shares held through a registered retirement savings plan, (iii) 1,409 common shares held in a 401(k) plan, and (iv) 146,900 common shares issuable within 60 days of April 11, 2022 upon exercise of stock options to purchase common shares.

(8)
Consists of (i) 4,566,888 common shares held directly by Mr. Zine, (ii) 50,000 common shares held through a registered retirement savings plan, and (iii) 2,267,088 common shares issuable within 60 days of April 11, 2022 upon exercise of stock options to purchase common shares.

(9)
Consists of 100,000 common shares issued upon conversion of RSUs that vested on March 18, 2022 and settled for common shares on March 23, 2022 in connection with the termination of Ms. Longmore-Grund’s employment with the Company.

(10)
Consists of (i) 26,703 common shares held directly by Mr. Dunford, (ii) 5,162,135 common shares held directly by Floyd Dunford Limited, an Ontario Corporation of which Mr. Dunford is the sole controlling holder, (iii) 97,790 common shares held directly by Dunford Marine Holdings LP, an Ontario limited partnership of which Mr. Dunford is the sole controlling holder, and (iv) 234,983 common shares issuable within 60 days of April 11, 2022 upon exercise of stock options to purchase common shares. Mr. Dunford has pledged 5,162,135 common shares to a financial institution.

(11)
Consists of (i) 27,333 common shares held directly by Mr. Webb, (ii) 300,000 common shares held by LK Family Limited Partnership, of which Mr. Webb exercises voting rights and has the right to dispose of such shares, (iii) 1,586,545 common shares held directly by Laurel Enterprises, LLC, of which Mr. Webb exercises voting rights and has the right to dispose of such shares, and (iv) 84,983 common shares issuable within 60 days of April 11, 2022 upon exercise of stock options to purchase common shares.

(12)
Consists of (i) 177,333 common shares held directly by Mr. Lee, (ii) 4,500 common shares held by trusts for the benefit of Mr. Lee’s family, of which Mr. Lee is a trustee and has sole voting and dispositive power with respect to such shares, and (iii) 84,983 common shares issuable within 60 days of April 11, 2022 upon exercise of stock options to purchase common shares.

(13)	Consists of (i) 27,333 common shares held directly by Mr. Davies and (ii) 234,983 common shares issuable within 60 days of April 11, 2022 upon exercise of stock options to purchase common shares.

Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	7,709,152	$1.87	1,193,547
Equity compensation plans not approved by security holders	—	—	—

Total	7,709,152	$1.87	1,193,547

(1)	Total reflects outstanding stock options and RSUs granted pursuant to our Option Plan and RSU Plan.
(2)	The weighted-average exercise price does not reflect the common shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
On September 1, 2021, the Company acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owned 100% of the common stock of Alliance, from Thaihot Investment Co., Ltd. (the “Seller”) for a total purchase price of $820.0 million subject to customary working capital and other adjustments. After applying working capital and other adjustments, the total purchase price recognized for accounting purposes was $785.6 million. As a result of the Alliance Acquisition, the Seller owns and controls approximately 14,223,570 common shares of the Company. Pursuant to a Letter Agreement dated September 1, 2021 between the Company and the Seller, as long as the Seller owns at least 50% of the common shares issued to the Seller at closing of the Alliance Acquisition, Seller has the right to nominate an individual for election to the Board (the “Seller Nominee”). If the Seller owns less than 50% of the common shares issued to Seller at closing of the Alliance Acquisition and a Seller Nominee is not serving on the Board, the Seller shall have the right to appoint to an observer reasonably acceptable to the Governance Committee (the “Board Observer”) who shall have the right to attend and participate in all meetings of the Board and any committees or sub-committees
of the Board in a
non-voting
capacity, subject to certain other conditions. Effective upon closing of the Alliance Acquisition, the Board exercised its right in accordance with applicable corporate laws to increase the size of the Board from five members to six and appointed a Seller Nominee, Mr. Huang, to fill the vacancy until the next annual general meeting of the shareholders of the Company.
The purchase price for Alliance was partially funded with debt and equity commitments from Stonepeak Magnet Holdings LP (‘Stonepeak”), which purchased $340,000,000 principal amount of unsecured notes of Akumin Corp., a wholly-owned indirect subsidiary of the Company (the “Stonepeak Notes”), together with warrants to purchase 17,114,093 common shares of Akumin (the “Stonepeak Warrants”) with a strike price of $2.98 per share and 3,500,000 common shares of the Company (the “Stonepeak Shares”) at a price of $2.98 per share for total consideration of $10.4 million. No consideration was paid for the Stonepeak Warrants. Pursuant to a Board Representation and Observation Rights Agreement dated September 1, 2021 between the Company and Stonepeak, for so long as the Stonepeak Notes have an aggregate outstanding principal amount of at least $100.0 million and subject to certain other conditions, including applicable securities law and stock exchange rules, Stonepeak has the right to nominate an individual for election to the Board (the “Stonepeak Nominee”). Stonepeak selected Mr. Wyper to serve as the Stonepeak Nominee. The Board subsequently convened a special meeting of its shareholders in November 2021 in order to obtain the approval of its shareholders for the appointment of Mr. Wyper to the Board.

In connection with the Alliance Acquisition, the Company entered into a Registration Rights Agreement with Stonepeak that provides for certain registration rights with respect to the Stonepeak Shares and the common shares issuable upon exercise of the Stonepeak Warrants.
Indemnification of Officers and Directors
We are party to indemnification agreements with each of our officers and directors. The indemnification agreements provide the officers and directors with contractual rights to indemnification, expense advancement and reimbursement, to the fullest extent permitted under Ontario law. Additionally, we may enter into indemnification agreements with any new directors or officers that may be broader in scope than the specific indemnification provisions contained in Ontario law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers and directors pursuant to the foregoing agreements, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.
Director Independence
Our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of Mr. Davies, Mr. Dunford, Mr. Lee, Mr. Viviano, and Mr. Webb do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq listing standards and National Instrument
52-110.
In making these determinations, our Board considered the current and prior relationships that each non-employee
director has with the Company, including (i) the fact that Mr. Dunford provided initial capital related to the formation of the Company and that prior to September 1, 2021, he owned almost 8% of our common stock and (ii) that Mr. Webb came to own his common shares as a result of the sale of PMI to the Company in August 2017.
Our Audit Committee consists of Mr. Davies, Mr. Lee and Mr. Webb, with Mr. Davies serving as Chairperson. The Board has determined that all members of our Audit Committee meet the requirements for independence under the Nasdaq listing standards and National Instrument
52-110.
The Compensation Committee is chaired by Mr. Lee and also includes Mr. Webb and Mr. Davies. The Board has determined that all members of our Compensation Committee meet the requirements for independence under the Nasdaq listing standards and National Instrument
52-110.
Our Governance Committee consists of Mr. Lee, Mr. Davies and Mr. Webb, with Mr. Lee serving as Chairperson. The Board has determined that all members of our Governance Committee meet the requirements for independence under the Nasdaq listing standards and National Instrument
52-110.

Item 14.	Principal Accountant Fees and Services
The following sets forth fees billed by Ernst & Young LLP (“EY”), for the audit of our annual financial statements and other services rendered for Fiscal 2021 and Fiscal 2020:

	Fiscal year ended December 31,
	2021	2020
Audit fees (1)	$2,846,000	$1,400,533
Audit-related fees (2)	$245,000	—
Tax fees (3)	$114,900	—
All other fees	—	—

Total fees	$3,205,900	$1,400,533

(1)	“
Audit fees
” include fees related to audit of the restatement of our Fiscal 2020 financial statements conducted during Fiscal 2021, the audit of our Fiscal 2021 financial statements and the audit of our Fiscal 2020 financial statements.
(2)	“ Audit-related fees ” include fees for assurance and related services not included in audit service above, such as services related to registration statements and consents and comfort letters.
(3)	“ Tax fees ” include fees related to advising regarding U.S. and Canadian federal, state and provincial tax matters.

Policy on Audit Committee
Pre-Approval
of Audit and Permissible
Non-Audit
Services of Independent Registered Public Accounting Firm
Pursuant to the Audit Committee charter, the Audit Committee is responsible for the oversight of (i) our financial reporting and related financial disclosure, (ii) the implementation of risk management and internal control over financial reporting and disclosure controls and procedures; and (iii) external and internal audit processes. The Audit Committee has the responsibility to select, appoint, engage, oversee, retain, and evaluate our external auditors;
pre-approve
all audit and
non-audit
services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. During Fiscal 2021, the Audit Committee pre-approved
all audit and permitted
non-audit
services provided by EY.
PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of, or are incorporated by reference into, this Amendment No. 1:
3. Exhibits
The exhibits listed below are filed as part of or incorporated by reference into this Amendment No. 1.

Exhibit	Description
3.1	Articles of Amalgamation, as amended and currently in effect.
3.2	By-Laws, as amended and currently in effect.
4.1	Description of registrant’s securities
10.1	First Supplemental Indenture, dated as of February 11, 2021
10.2	Amendment No. 1 to the Revolving Credit Agreement, dated as of February 8, 2021
10.3	Share Purchase Agreement, dated June 25, 2021
10.4	Series A Notes and Common Share Purchase Agreement, dated June 25, 2021
10.5	Amendment No. 2 to the Revolving Credit Agreement, dated as of July 26, 2021
10.6	Indenture, dated as of August 9, 2021
10.7	Escrow Agreement, dated as of August 9, 2021
10.8	Registration Rights Agreement, dated as of September 1, 2021
10.9	Tahoe-Akumin Letter Agreement, dated as of September 1, 2021
10.10	Board Representation and Observation Rights Agreement, dated as of September 1, 2021
10.11	Amendment No. 3 and Waiver to the Revolving Credit Agreement, dated as of September 11, 2021
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature page of the Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.3*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.4*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Co-Chief Executive Officers and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
101.DEF	Inline XBRL Taxonomy Extension Definition
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKUMIN INC.

By:	/s/ Riadh Zine
Riadh Zine Chairman, Chief Executive Officer and Director
Date: April 11, 2022
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Riadh Zine Riadh Zine	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2022

/s/ William Larkin William Larkin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 11, 2022

* Stan Dunford	Chairperson Emeritus of the Board of Directors and Director	April 11, 2022

* Murray Lee	Director	April 11, 2022

*	Director	April 11, 2022
James Webb

* Thomas Davies	Director	April 11, 2022

*	Director	April 11, 2022
Haichen Huang

* Paul Viviano	Director	April 11, 2022

* James Wyper	Director	April 11, 2022

*By:	/s/ Riadh Zine Riadh Zine, Attorney-in-Fact	April 11, 2022