Form 10-Q
period 2022-03-31
AKUMIN INC.
filed 2022-05-10
CIK 1776197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
333-261815

AKUMIN INC.
(Exact name of registrant as specified in its charter)

Ontario	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8300 W. Sunrise Boulevard
Plantation, Florida 33322
(844) 730-0050
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)
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
of the Act).    Yes  ☐    No  ☒
As of May 10, 2022, there were 89,516,513 common shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on
Form 10-Q and
the information incorporated by reference in this Quarterly Report on
Form 10-Q
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

•	unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;

•	delays or setbacks with respect to governmental approvals or manufacturing or commercial activities;

•	changes in laws and regulations;

•	the loss of key management or personnel;

•	the risk the Company is not able to arrange sufficient cost-effective financing to repay maturing debt and to fund expenditures, future operational activities and acquisitions, and other obligations;

•	the risks related to the additional costs and expenses associated with being a U.S. domestic issuer as opposed to a foreign private issuer; and

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
Various assumptions or factors are typically applied in drawing conclusions or making the forecasts or projections set out in forward-looking information. Those assumptions and factors are based on information currently available to us, including information obtained from third-party industry analysts and other third-party sources. In some instances, material assumptions and factors are presented or discussed elsewhere in this Quarterly Report on
Form 10-Q in
connection with the statements or disclosure containing the forward-looking information. The reader is cautioned that the following list of material factors and assumptions is not exhaustive. The factors and assumptions include, but are not limited to:

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
We qualify all the forward-looking statements contained in this Quarterly Report on
Form 10-Q and
the information incorporated by reference in this Quarterly Report on
Form 10-Q by
the foregoing cautionary statements.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AKUMIN INC.

AKUMIN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$40,242	$48,419
Accounts receivable	126,480	121,525
Prepaid expenses	8,409	8,196
Other current assets	5,012	7,025

Total current assets	180,143	185,165
Property and equipment, net	247,138	259,122
Operating lease right-of-use assets	189,263	194,565
Goodwill	840,874	840,353
Other intangible assets, net	409,157	414,146
Other assets	24,908	25,475

Total assets	$1,891,483	$1,918,826

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$34,118	$34,326
Current portion of long-term debt	15,667	14,789
Current portion of obligations under finance leases	6,031	6,460
Current portion of obligations under operating leases	20,764	20,794
Other accrued liabilities	85,476	87,813

Total current liabilities	162,056	164,182
Long-term debt, net of current portion	1,209,700	1,197,596
Obligations under finance leases, net of current portion	13,986	15,951
Obligations under operating leases, net of current portion	179,654	184,375
Other liabilities	36,829	35,574

Total liabilities	1,602,225	1,597,678

Redeemable noncontrolling interests	37,049	37,469
Shareholders’ equity:
Common stock, no par value; unlimited number of shares authorized; 89,516,513 and 89,026,997 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	229,656	228,595
Accumulated other comprehensive income	64	18
Accumulated deficit	(154,235)	(123,424)

Total shareholders’ equity	75,485	105,189
Noncontrolling interests	176,724	178,490

Total equity	252,209	283,679

Total liabilities, redeemable noncontrolling interests and equity	$1,891,483	$1,918,826

See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues	$186,263	$63,963
Operating expenses:
Cost of operations, excluding depreciation and amortization	157,479	55,142
Depreciation and amortization	24,731	4,490
Stock-based compensation	1,061	427
Other operating losses (gains), net	(54)	90

Total operating expenses	183,217	60,149

Income from operations	3,046	3,814
Other expense (income):
Interest expense	28,681	8,368
Acquisition-related costs	382	1,279
Settlement and related recoveries	(137)	(24)
Other non-operating gains, net	(11)	(3,366)

Total other expense, net	28,915	6,257

Loss before income taxes	(25,869)	(2,443)
Income tax expense	563	65

Net loss	(26,432)	(2,508)
Less: Net income attributable to noncontrolling interests	4,379	369

Net loss attributable to common shareholders	$(30,811)	$(2,877)

Comprehensive loss, net of taxes:
Net loss	$(26,432)	$(2,508)
Other comprehensive income:
Unrealized gain on hedging transactions, net of taxes	29	—
Reclassification adjustment for losses included in net loss, net of taxes	17	—

Other comprehensive income	46	—

Comprehensive loss, net of taxes	(26,386)	(2,508)
Less: Comprehensive income attributable to noncontrolling interests	4,379	369

Comprehensive loss attributable to common shareholders	$(30,765)	$(2,877)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.35)	$(0.04)

See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling	Total
	Shares	Amount	Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2020	70,178,428	$160,965	$—	$(80,133)	$80,832	$4,338	$85,170
Net income (loss)	—	—	—	(2,877)	(2,877)	369	(2,508)
Stock-based compensation	—	427	—	—	427	—	427
Distributions paid to noncontrolling interests	—	—	—	—	—	(449)	(449)

Balance, March 31, 2021	70,178,428	$161,392	$—	$(83,010)	$78,382	$4,258	$82,640

	Common Stock		Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling	Total
	Shares	Amount	Income	Deficit	Equity	Interests	Equity
Balance, December 31, 2021	89,026,997	$228,595	$18	$(123,424)	$105,189	$178,490	$283,679
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	(30,811)	(30,811)	3,799	(27,012)
Issuance of common stock under stock-based awards	489,516	—	—	—	—	—	—
Stock-based compensation	—	1,061	—	—	1,061	—	1,061
Other comprehensive income	—	—	46	—	46	—	46
Distributions paid to noncontrolling interests	—	—	—	—	—	(5,726)	(5,726)
Other equity transactions	—	—	—	—	—	161	161

Balance, March 31, 2022	89,516,513	$229,656	$64	$(154,235)	$75,485	$176,724	$252,209

See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(26,432)	$(2,508)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,731	4,490
Stock-based compensation	1,061	427
Non-cash interest expense	12,105	—
Amortization of deferred financing costs and accretion of discount on long-term debt	30	478
Deferred income taxes	307	—
Other non-cash items	607	(3,276)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,922)	(1,902)
Prepaid expenses and other assets	1,510	968
Accounts payable and other liabilities	(207)	8,627
Operating lease liabilities and right-of-use assets	528	445

Net cash provided by operating activities	9,318	7,749

Investing activities:
Purchases of property and equipment	(9,878)	(1,173)
Other investing activities	3	(4,588)

Net cash used in investing activities	(9,875)	(5,761)

Financing activities:
Proceeds from revolving loan	10,000	—
Principal payments on revolving loan	(10,000)	—
Proceeds from long-term debt	5,539	78,750
Principal payments on long-term debt	(4,039)	(99)
Principal payments on finance leases	(2,394)	(699)
Payment of debt issuance costs	—	(1,162)
Distributions paid to noncontrolling interests	(6,726)	(449)

Net cash provided by (used in) financing activities	(7,620)	76,341

Net increase (decrease) in cash and cash equivalents	(8,177)	78,329
Cash and cash equivalents, beginning of period	48,419	44,396

Cash and cash equivalents, end of period	$40,242	$122,725

Supplemental disclosure of cash flow information:
Interest paid	$14,606	$195
Income taxes paid, net	(10)	(39)
Supplemental disclosure of non-cash investing and financing activities:
Interest payable-in-kind on long-term debt	12,105	—
Property and equipment purchases in accounts payable and other accrued liabilities	6,118	306
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Akumin Inc. (the “Company” or “Akumin”) and do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation have been included. The results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2021.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. New Accounting Standards
Recently Adopted Accounting Standards
ASU
2021-04,
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40)
In April 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2021-04,
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40).
This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. The Company adopted this standard as of January 1, 2022 and it did not have a material impact on the Company’s condensed consolidated financial statements.
ASU
2021-10
,
Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued ASU
2021-10,
Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance
, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. ASU
2021-10
also adds a new Topic—ASC 832,
 Government Assistance
—to the FASB’s Codification. The disclosure requirements only apply to transactions with a government that are accounted for by analogizing to either a grant model or a contribution model. The guidance in ASU
2021-10
is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard as of January 1, 2022 and it did not have a material impact of the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Effective
ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2022. The Company is considered an Emerging Growth Company as classified by the Securities and Exchange Commission (“SEC”), which gives the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

ASU
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU
2020-04,
Reference Rate Reform
(Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. For all entities, the guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
ASU
2021-01,
Reference Rate Reform (Topic 848): Scope
In January 2021, the FASB issued ASU
2021-01,
Reference Rate Reform (Topic 848): Scope
. This ASU clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain option expedients and exceptions in Topic 848. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
ASU
2021-08,
Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)
In October 2021, the FASB issued ASU
2021-08,
 Business Combinations (Topic 805):
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
3. Alliance Acquisition
On September 1, 2021, the Company acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owns 100% of the common stock of Alliance, from Thaihot Investment Co., Ltd. for a total purchase price of $785.6 million (the “Alliance Acquisition”). The acquisition included Alliance’s ownership interests in its joint ventures which had a fair value of $212.0 million on the acquisition date.
As of the acquisition date, the Company had preliminarily estimated the fair value of the assets acquired and liabilities assumed and allocated a portion of the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Noncontrolling interests have also been recorded at fair value as of the acquisition date. The fair value of the total enterprise applicable to joint ventures has been allocated to the individual joint ventures.
During the three months ended March 31, 2022, the Company updated the preliminary assessment of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in certain changes to the preliminary amounts previously recorded. These changes were composed primarily of (i) a decrease in property and equipment acquired of $0.5 million due to a refinement in the valuation analysis, (ii) a decrease in other liabilities of $0.2 million due to an adjustment in an estimated accrued liability and (iii) an increase in noncontrolling interest of $0.2 million due to a refinement in the valuation analysis.
The net effect of the changes to preliminary fair value of the assets acquired and liabilities assumed resulted in an increase in goodwill of $0.5 million. The final determination of the fair value of certain assets acquired and liabilities assumed, including deferred tax liabilities and the assignment of goodwill to reporting units, was not complete as of March 31, 2022, but will be finalized within the allowable one-year measurement period.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

The following table summarizes the revised preliminary assessment of fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(in thousands)
Assets acquired:
Cash and cash equivalents	$26,125
Net working capital	14,221
Property and equipment	205,940
Operating lease right-of-use assets	69,919
Goodwill	456,281
Intangibles – Customer contracts	266,224
Intangibles – Trade names	69,108
Intangibles – Third party management agreements	10,200
Intangibles – Certificates of need	69,558
Other assets	8,170

1,195,746

Liabilities assumed:
Equipment debt	54,673
Obligations under finance leases	9,041
Obligations under operating leases	74,290
Deferred tax liabilities	52,760
Other liabilities	7,189

197,953

Net assets acquired	997,793
Less redeemable noncontrolling interests	37,040
Less noncontrolling interests	175,137

Purchase price	$785,616

4. Variable Interest Entities
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
As a result of the financial relationship established between the Company and certain entities (the “Revenue Practices”) through respective management service agreements, the Revenue Practices individually qualify as VIEs as the Company, which provides them non-medical,
technical and administrative services, has the power to direct their respective activities and the obligation to absorb their gains and losses. As a result, the Company is considered the primary beneficiary of the Revenue Practices, and accordingly, the assets and liabilities and revenues and expenses of the Revenue Practices are included in the condensed consolidated financial statements. The following information excludes any intercompany transactions and costs allocated by the Company to the Revenue Practices. As of March 31, 2022 and December 31, 2021, the Revenue Practices’ assets included in the Company’s condensed consolidated balance sheets were $22.7 million and $20.4 million, respectively, and liabilities included in the Company’s condensed consolidated balance sheets were $0.1 million and $0.6 million, respectively. The assets of the Revenue Practices can only be used to settle their obligations. During the three months ended March 31, 2022 and 2021, the Revenue Practices’ revenues were $46.0 million and $39.0 million, respectively, and the net cash provided by operating activities was $46.3 million and $51.2 million, respectively.

1
0

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

5. Property and Equipment
Property and equipment consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Medical equipment	$233,510	$227,796
Leasehold improvements	40,764	39,763
Equipment under finance leases	33,196	34,597
Office and computer equipment	17,794	16,701
Transportation and service equipment	8,980	8,996
Furniture and fixtures	3,336	3,130
Construction in progress	7,257	6,423

	344,837	337,406
Less accumulated depreciation	97,699	78,284

	$247,138	$259,122

Depreciation expense for the three months ended March 31, 2022 and 2021 was $19.7 million and $3.8 million, respectively.
As of March 31, 2022 and December 31, 2021, the equipment under finance leases had a net book value of $19.6 million and $22.2 million, respectively.
6. Goodwill
Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Total
Balance, December 31, 2021	$681,993	$158,360	$840,353
Adjustments	360	161	521

Balance, March 31, 2022	$682,353	$158,521	$840,874

The Company tests its goodwill and indefinite-lived intangible assets annually or more frequently depending on certain impairment indicators. As of March 31, 2022, there were no indications of impairment of the Company’s goodwill balances.

1
1

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

7. Other Intangible Assets
Other intangible assets consist of the following:

	Weighted Average Useful Life (in years)	March 31, 2022			December 31, 2021
(dollars in thousands)		Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	20	$266,224	$(7,764)	$258,460	$266,224	$(4,437)	$261,787
Trade names	18	77,466	(7,337)	70,129	77,466	(6,054)	71,412
Management agreements	17	10,200	(350)	9,850	10,200	(200)	10,000
Other	4	4,814	(3,654)	1,160	4,814	(3,425)	1,389

Total		$358,704	$(19,105)	339,599	$358,704	$(14,116)	344,588

Certificates of Need				69,558			69,558

Total other intangible assets				$409,157			$414,146

The Company performs an impairment test when indicators of impairment are present. As of March 31, 2022, there were no indications of impairment of the Company’s other intangible assets balances.
The aggregate amortization expense for the Company’s finite-lived intangible assets was $5.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively.
Estimated annual amortization expense related to finite-lived intangible assets is presented below:

(in thousands)
Year ending December 31:
2022 (remaining nine months)	$14,825
2023	18,837
2024	18,132
2025	17,475
2026	17,421
Thereafter	252,909

$339,599

8. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2022	2021
2028 Senior Notes	$375,000	$375,000
2025 Senior Notes	475,000	475,000
Subordinated Notes	384,575	372,470
Equipment Debt	60,327	58,827

	1,294,902	1,281,297
Debt discount and deferred issuance costs	(69,535)	(68,912)

	1,225,367	1,212,385
Less current portion	15,667	14,789

Long-term debt, net of current portion	$1,209,700	$1,197,596

1
2

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

During the three months ended March 31, 2022, the Company elected to pay interest in-kind
on the Subordinated Notes pursuant to the original agreement and, accordingly, $12.1 million of accrued interest was added to the principal balance of the Subordinated Notes.
The minimum annual principal payments with respect to long-term debt as of March 31, 2022 are as follows:

(in thousands)
Year ending December 31:
2022 (remaining nine months)	$11,485
2023	16,900
2024	14,140
2025	485,404
2026	3,732
Thereafter	763,241

$1,294,902

Certain of the debt obligations are subject to covenants with which the Company must comply on a quarterly or annual basis. The Company was in compliance with all such covenants as of March 31, 2022.
9. Finance Leases
The information pertaining to obligations under finance leases is as follows:

(in thousands)	March 31, 2022	December 31, 2021
Obligations under finance leases	$20,017	$22,411
Less current portion	6,031	6,460

Non-current obligations under finance leases	$13,986	$15,951

The components of finance lease cost recognized in the condensed consolidated statements of operations and comprehensive loss are as follows.

	Three Months Ended March 31,
(in thousands)	2022	2021
Amortization expense for equipment under finance leases	$1,271	$916
Interest expense on finance lease liabilities	298	181

Finance lease cost	$1,569	$1,097

1
3

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

Undiscounted cash flows for finance leases recorded in the condensed consolidated balance sheet as of March 31, 2022 are as follows.

(in thousands)
Year ending December 31:
2022 (remaining nine months)	$5,213
2023	5,666
2024	5,236
2025	3,411
2026	1,760
Thereafter	665

Total minimum lease payments	21,951
Less amount of lease payments representing interest	1,934

Present value of future minimum lease payments	20,017
Less current portion	6,031

Non-current obligations under finance leases	$13,986

The lease term and discount rates are as follows:

	Three Months Ended March 31,
	2022	2021
Weighted average remaining lease term – finance leases (years)	3.7	4.8
Weighted average discount rate – finance leases	5.0%	4.6%
Supplemental cash flow information related to finance leases is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating cash flows from finance leases	$298	$181
Equipment acquired in exchange for finance lease obligations	—	617
10. Operating
Leases
The information pertaining to obligations under operating leases is as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Obligations under operating leases	$200,418	$205,169
Less current portion	20,764	20,794

Non-current obligations under operating leases	$179,654	$184,375

1
4

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

The components of operating lease cost recognized in the condensed consolidated statements of operations and comprehensive loss are as follows.

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$9,666	$5,094
Variable lease cost	1,936	959
Short-term lease cost	475	43

Total operating lease cost	$12,077	$6,096

Undiscounted cash flows for operating leases recorded in the condensed consolidated balance sheet as of March 31, 2022 are as follows.

(in thousands)
Year ending December 31:
2022 (remaining nine months)	$20,485
2023	34,247
2024	30,930
2025	27,895
2026	23,377
Thereafter	178,953

Total minimum lease payments	315,887
Less amount of lease payments representing interest	115,469

Present value of future minimum lease payments	200,418
Less current portion	20,764

Non-current obligations under operating leases	$179,654

The lease term and discount rates are as follows:

	Three Months Ended March 31,
	2022	2021
Weighted average remaining lease term – operating leases (years)	11.4	12.5
Weighted average discount rate – operating leases	7.7%	7.4%
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating cash flows from operating leases	$9,130	$4,649
Right-of-use assets acquired in exchange for operating lease obligations	801	656

1
5

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

11. Other Accrued Liabilities
Other accrued liabilities consist of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Accrued compensation and related expenses	$34,283	$26,486
Accrued interest expense	18,821	16,840
MAAPP funds (Note 23)	1,093	2,398
Other	31,279	42,089

Total	$85,476	$87,813

12. Redeemable Noncontrolling Interests
The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the case of certain events, including (i) the expiration or termination of certain operating agreements of the joint venture, or (ii) the noncontrolling interests’
tax-exempt
status is jeopardized by the joint venture.
As of March 31, 2022, the Company holds redeemable noncontrolling interests of $37.0 million which are not currently redeemable or probable of becoming redeemable. The redemption of these noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered as the triggering events are generally not probable until they occur. As such, these noncontrolling interests have not been remeasured to redemption value.
The following is a rollforward of the activity in the redeemable noncontrolling interests for the three months ended March 31, 2022:

(in thousands)
Balance, December 31, 2021	$37,469
Net income attributable to redeemable noncontrolling interests	580
Distribution paid to redeemable noncontrolling interests	(1,000)

Balance, March 31, 2022	$37,049

1
6

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

13. Financial Instruments
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of March 31, 2022				Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Current and long-term assets:
Interest rate contracts	$—	$25	$—	$25	$—	$3	$—	$3
Current and long-term liabilities:
Derivative in subordinated notes	$—	$—	$7,692	$7,692	$—	$—	$7,522	$7,522
Interest rate contracts	$—	$14	$—	$14	$—	$53	$—	$53
The derivative in subordinated notes relates to the Change of Control Redemption Election included in the Subordinated Notes (see Note 8). The estimated fair values of the Change of Control Redemption Election as of March 31, 2022 and December 31, 2021 use unobservable inputs for probability weighted time until an exit event of 4.1 years and 4.2 years, respectively, and an exit event probability weighting of 24.3% and 24.5%, respectively.
The following is a reconciliation of the opening and closing balances for the liability related to the embedded derivative included in the Subordinated Notes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

(in thousands)
Balance, December 31, 2021	$7,522
Change in fair value	170

Balance, March 31, 2022	$7,692

The Company’s interest rate contracts are primarily
pay-fixed,
receive-variable interest rate swaps related to certain of the Company’s equipment debt. The amount that the Company expects to reclassify from accumulated other comprehensive income to interest expense over the next twelve months is immaterial.
Assets and Liabilities for which Fair Value is only Disclosed
The estimated fair values of other current and
non-current
liabilities are as follows:

	March 31,	December 31,
(in thousands)	2022	2021
2028 Senior Notes	$292,500	$345,938
2025 Senior Notes	389,500	446,500
Subordinated Notes	310,376	323,620
Equipment Debt	59,118	56,879

Total	$1,051,494	$1,172,937

As of March 31, 2022 and December 31, 2021, the estimated fair values of the 2028 Senior Notes and 2025 Senior Notes were determined using Level 2 inputs and the estimated fair values of the Subordinated Notes and Equipment Debt were determined using Level 3 inputs.

1
7

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, other accrued liabilities, and the current portion of lease liabilities approximates their fair value given their short-term nature. The carrying value of the non-current
portion of lease liabilities approximates their fair value given the difference between the discount rates used to recognize the liabilities in the condensed consolidated balance sheets and the normalized expected market rates of interest is insignificant.
Financial instruments are classified into one of the following categories: amortized cost, fair value through earnings and fair value through other comprehensive income. The following table summarizes information regarding the carrying value of the Company’s financial instruments:

	March 31,	December 31,
(in thousands)	2022	2021
Financial assets measured at amortized cost:
Cash and cash equivalents	$40,242	$48,419
Accounts receivable	126,480	121,525

	$166,722	$169,944

Financial liabilities measured at amortized cost:
Accounts payable	$34,118	$34,326
Current portion of long-term debt	15,667	14,789
Current portion of leases	26,795	27,254
Non-current portion of long-term debt	1,209,700	1,197,596
Non-current portion of leases	193,640	200,326
Other accrued liabilities	85,476	87,813

	$1,565,396	$1,562,104

Financial liabilities measured at fair value through earnings:
Derivative in subordinated notes	$7,692	$7,522

Financial assets measured at fair value through other comprehensive income:
Interest rate contracts	$25	$3

Financial liabilities measured at fair value through other comprehensive income:
Interest rate contracts	$14	$53

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
Interest Rate Risk
Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Changes in lending rates can cause fluctuations in interest payments and cash flows. Certain of the Company’s equipment debt arrangements have interest rate swap agreements to hedge the future variable cash interest payments in order to avoid volatility in operating results due to fluctuations in interest rates. As of March 31, 2022 and December 31, 2021, the Company had $1.2 million and $1.8 million, respectively, of variable interest rate equipment debt that is not hedged. In addition, the Company is exposed to variable interest rates related to the 2020 Revolving Facility, which had no outstanding balance as of March 31, 2022 or December 31, 2021. The Company’s exposure to interest rate risk from a 1% increase or decrease in the variable interest rates is not material.

1
8

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

14. Stock-Based Awards
The Company may grant stock-based awards to employees, directors and consultants under the Amended and Restated Restricted Share Unit Plan, adopted as of November 14, 2017 (the “RSU Plan”) and the Amended and Restated Stock Option Plan, adopted as of November 14, 2017 (the “Stock Option Plan” and together with the RSU Plan, the “2017 Stock Plans”). Under the 2017 Stock Plans, the collective maximum number of shares reserved for issuance is equal to 10% of the number of capital shares of the Company that are outstanding from time to time. As of March 31, 2022 and December 31, 2021, common shares reserved for issuance under the 2017 Stock Plans were 8,951,651 and 8,902,699, respectively. The 2017 Stock Plans are administered by the Board of Directors, which has authority to select eligible persons to receive awards and to determine the terms and conditions of the awards.
Restricted Share Units
Restricted stock units (“RSUs”) represent a right to receive a share of common stock at a future vesting date with no cash payment from the holder. RSUs granted generally vest over two years from the date of grant. A summary of RSU activity is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Outstanding and unvested at December 31, 2021	2,029,032	$2.41
Granted	799,085	1.10	$875
Vested	(489,516)	3.19	$1,561

Outstanding and unvested at March 31, 2022	2,338,601	$1.80	$4,210

Stock Options
Stock options are awarded as consideration in exchange for services rendered to the Company. Stock options granted generally have terms of 7 to 10 years and vest over 3 years. A summary of the stock option activity is as follows:

	Number of Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,680,120	$2.54	4.4	$2,344

Outstanding at March 31, 2022	5,680,120	$2.54	4.1	$1,144

Exercisable at March 31, 2022	5,084,519	$2.45	4.0	$1,144

Aggregate intrinsic value for outstanding and exercisable stock options in the table above represents the difference between the closing stock price on March 31, 2022 and the exercise price multiplied by the number of in-the-money
options.
No stock options were granted during the three months ended March 31, 2022.
Stock-Based Compensation Expense
During the three months ended March 31, 2022 and 2021, the Company recorded total stock-based compensation expense related to all stock-based awards of $1.1 million and $0.4 million, respectively.
As of March 31, 2022, there was $3.1 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 1.9 years.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

15. Commitments and Contingencies
Purchase Commitments
The Company has certain binding purchase commitments primarily for the purchase of equipment from various suppliers. As of March 31, 2022, the obligations for these future purchase commitments totaled $35.7 million, of which $24.7 million is expected to be paid during the remaining nine months of 2022 and $11.0 million is expected to be paid thereafter.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. As of March 31, 2022, the Company has determined that no liability is necessary related to these guarantees and indemnities.
Legal Matters
On November 22, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims. The claims generally allege that certain of the Company’s prior public financial statements misrepresented the Company’s revenue, accounts receivable and the value of its assets based upon the Company’s August 12, 2021, October 12, 2021 and November 8, 2021 disclosures relating to a review of certain procedures related to its financial statements and to the restatement of financial statements affecting accounts receivable and net book value of property and equipment. The claim does not quantify a damage request. Defendants have not yet responded to the claim. On December 20, 2021, a second statement of claim was filed by a new plaintiff making similar allegations. Because the two statements of claim involve similar subject matter and some of the same class members, the second Ontario plaintiff firm requested a motion for carriage under the Class Proceedings Act, 1992 (Ontario) so the court could determine which plaintiff firm will have carriage of the class action proceedings. That carriage motion was heard by the court on March 31, 2022 and, on April 27, 2022, the court rendered a decision in favor of the second plaintiff. As such, the second plaintiff has been awarded carriage of the class action claim and the action by the first plaintiff is stayed.
Other Matters
The Company is party to various legal proceedings, claims, and regulatory, tax or government inquiries and investigations that arise in the ordinary course of business. With respect to these matters, management evaluates the developments on a regular basis and accrues a liability when it believes a loss is probable and the amount can be reasonably estimated. Management believes that the amount or any estimable range of reasonably possible or probable loss will not, either individually or in the aggregate, have a material adverse effect on the Company’s business and condensed consolidated financial statements. However, the outcome of these matters is inherently uncertain. Therefore, if one or more of these matters were resolved against the Company for amounts in excess of management’s expectations, the Company’s results of operations and financial condition could be materially and adversely affected.

2
0

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

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
The following table summarizes the components of the Company’s revenues by payor category:

	Three Months Ended March 31,
(in thousands)	2022	2021
Patient fee payors:
Commercial	$69,101	$50,799
Medicare	21,172	8,184
Medicaid	3,102	1,831
Other patient revenue	3,274	2,652

	96,649	63,466
Hospitals and healthcare providers	87,459	—
Other revenue	2,155	497

	$186,263	$63,963

17. Cost of Operations, excluding Depreciation and Amortization
The following table summarizes the components of the Company’s cost of operations, excluding depreciation and amortization:

	Three Months Ended March 31,
(in thousands)	2022	2021
Employee compensation	$77,365	$23,118
Third-party services and professional fees	29,177	6,859
Rent and utilities	12,477	7,684
Reading fees	11,498	9,984
Administrative	11,624	4,356
Medical supplies and other	15,338	3,141

	$157,479	$55,142

18. Other Operating and
Non-Operating
Losses (Gains)
Other operating losses (gains) consist of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Loss on disposal of property and equipment, net	$202	$90
Other, net	(256)	—

	$(54)	$90

2
1

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

Other
non-operating
losses (gains) consist of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Earnings from equity method investments	$(240)	$—
Fair value adjustment on derivative	170	—
Gain on conversion of debt to equity investment (Note 19)	—	(3,360)
Other, net	59	(6)

	$(11)	$(3,366)

19. Investments in Unconsolidated Investees
Effective March 1, 2021, the Company completed a common equity investment in an artificial intelligence business (“AI business”) as part of a private placement offering for $4.6 million. The AI business develops artificial intelligence aided software programs for use in medical businesses, including outpatient imaging services provided by the Company. As a result of the investment, a previous investment in a convertible note instrument issued by the AI business to the Company in May 2020 converted to common equity. The Company’s total common equity investment is estimated to be valued at $7.9 million and represents a 34.5% interest in the AI business on a non-diluted
basis. In addition, the Company holds share purchase warrants which, subject to the occurrence of certain events and certain assumptions, and the payment of $0.4 million, would entitle the Company to acquire an additional 2.4% ownership interest in the AI business common equity. During the three months ended March 31, 2021, the Company recognized a gain of $3.4 million on the conversion of the convertible note instrument to common equity and the share purchase warrants. This gain is included in other non-operating
losses (gains) in the condensed consolidated statements of operations and comprehensive loss.
The Company has a 15% direct ownership in an unconsolidated investee and provides management services under a management agreement with the investee. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated investee, which reimburses the Company for the actual amount of the expenses incurred. The Company records the expenses in cost of operations and the reimbursement as revenue in the condensed consolidated statement of operations and comprehensive loss.
The financial position and results of
operations
of
these
unconsolidated investees are not material to the Company’s condensed consolidated financial statements.
20. Income Taxes
The effective tax rate for the three months ended March 31, 2022 and 2021 differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

21. Basic and Diluted Loss per Share
The loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Net loss attributable to common shareholders	$30,811	$(2,877)

Weighted average common shares outstanding:
Basic and diluted	89,074,282	70,178,428

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.35)	$(0.04)

Employee stock options, warrants and restricted stock units excluded from the computation of diluted per share amounts as their effect would be antidilutive	1,844,044	1,811,298

22. Segment Information
Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. Prior to the Alliance Acquisition, the Company had one reportable segment, which was outpatient diagnostic imaging services. As a result of the acquisition, the Company operates in two reportable segments: Radiology and Oncology. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenue and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA.
The following table summarizes the Company’s revenues by segment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Radiology	$155,340	$63,963
Oncology	30,923	—

	$186,263	$63,963

Adjusted EBITDA is defined as net income before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition-related costs, losses (gains) on disposal of property and equipment, settlement and related costs (recoveries), financial instruments revaluation and related losses (gains), loss on extinguishment of debt, severance and related costs, restructuring charges, asset impairments, other losses (gains), deferred rent expense and one-time
adjustments. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals.

2
3

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

The following table summarizes the Company’s Adjusted EBITDA by segment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA:
Radiology	$28,589	$10,843
Oncology	10,033	—
Corporate	(6,604)	(1,640)

	$32,018	$9,203

A reconciliation of the net loss to total Adjusted EBITDA is shown below:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(26,432)	$(2,508)
Interest expense	28,681	8,368
Income tax expense	563	65
Depreciation and amortization	24,731	4,490

EBITDA	27,543	10,415
Adjustments:
Stock-based compensation	1,061	427
Acquisition-related costs	382	1,279
Loss on disposal of property and equipment, net	202	90
Settlement and related recoveries	(137)	(24)
Gain on conversion of debt to equity investment	—	(3,360)
Severance, restructuring and other charges	2,453	—
Other losses (gains), net	182	(69)
Deferred rent expense	332	445

Adjusted EBITDA	$32,018	$9,203

The following table summarizes the Company’s total assets by segment:

	March 31,	December 31,
(in thousands)	2022	2021
Identifiable assets:
Radiology	$1,434,449	$1,451,905
Oncology	432,931	440,416
Corporate	24,103	26,505

Total	$1,891,483	$1,918,826

2
4

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2022
(Unaudited)

The following table summarizes the Company’s capital expenditures by segment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Capital expenditures:
Radiology	$8,812	$1,173
Oncology	976	—
Corporate	90	—

Total	$9,878	$1,173

23. CARES Act
The CARES Act provided for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP”) during the
COVID-19
pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. During 2020, the Company applied for and received approval to receive $3.1 million of MAAPP funds from CMS. The Company recorded these payments as a liability until all performance obligations have been met, as the payments were made on behalf of patients before services were provided. MAAPP funds received are required to be applied to future Medicare billings commencing in April 2021 with all such remaining amounts required to be repaid by September 2022. In connection with the Alliance Acquisition, the Company assumed an obligation totaling $3.3 million related to MAAPP funds received by Alliance. As of March 31, 2022 and December 31, 2021, the Company had a total remaining balance of $1.1 million and $2.4 million, respectively, of MAAPP funds to be applied to future Medicare claims.
The CARES Act also provided for the deferred payment of the employer portion of Social Security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of March 31, 2022 and December 31, 2021, $4.3 million related to these deferred payments are included in other accrued liabilities in the condensed consolidated balance sheets.

2
5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form
10-Q
and our audited consolidated financial statements and related notes included in our Annual Report on Form
10-K
for the year ended December 31, 2021. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including, but not limited to, those described below and in Item 1A “Risk Factors” and elsewhere in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Overview
On September 1, 2021, we acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owns 100% of the common stock of Alliance HealthCare Services, Inc. (“Alliance”), through our wholly owned indirect subsidiary Akumin Corp. (the “Alliance Acquisition”). Alliance is a leading national provider of radiology and oncology solutions to hospitals, health systems and physician groups. With the acquisition of Alliance, we provide fixed-site outpatient diagnostic imaging services through a network of approximately 200 owned and/or operated imaging locations; and outpatient radiology and oncology services and solutions to approximately 1,000 hospitals and health systems across 48 states. Our imaging procedures include magnetic resonance imaging (“MRI”), computerized tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology
(X-ray),
mammography and other related procedures. Our cancer care services include a full suite of radiation therapy and related offerings.
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

	Three Months Ended March 31,
	2022	2021
Radiology	83%	100%
Oncology	17%	—

	100%	100%

Revenues consist primarily of net patient fees received from various payors and patients based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.

The following table summarizes the components of our revenues by payor category:

	Three Months Ended March 31,
(in thousands)	2022	2021
Patient fee payors:
Commercial	$69,101	$50,799
Medicare	21,172	8,184
Medicaid	3,102	1,831
Other patient revenue	3,274	2,652

	96,649	63,466
Hospitals and healthcare providers	87,459	—
Other revenue	2,155	497

	$186,263	$63,963

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
Acquisitions and New Facilities
The timing of acquisitions and the opening of new fixed-site facilities impacts our revenue and the comparability of our results from period to period. The following table shows the number of our radiology diagnostic imaging sites and oncology radiation therapy sites:

	March 31,	December 31,
	2022	2021
Radiology sites	201	199
Oncology sites	33	34

	234	233

Recent Developments
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

Results of Operations
The following table presents our condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenues	$186,263	$63,963
Operating expenses:
Cost of operations, excluding depreciation and amortization	157,479	55,142
Depreciation and amortization	24,731	4,490
Stock-based compensation	1,061	427
Other operating losses (gains), net	(54)	90

Total operating expenses	183,217	60,149

Income from operations	3,046	3,814
Other expense (income):
Interest expense	28,681	8,368
Acquisition-related costs	382	1,279
Settlement and related recoveries	(137)	(24)
Other non-operating gains, net	(11)	(3,366)

Total other expense, net	28,915	6,257

Loss before income taxes	(25,869)	(2,443)
Income tax expense	563	65

Net loss	(26,432)	(2,508)
Less: Net income attributable to noncontrolling interests	4,379	369

Net loss attributable to common shareholders	$(30,811)	$(2,877)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.35)	$(0.04)

Revenues
The following table summarizes our revenues by segment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Radiology	$155,340	$63,963
Oncology	30,923	—

	$186,263	$63,963

Revenues for the three months ended March 31, 2022 were $186.3 million and increased by $122.3 million, or 191%, from the three months ended March 31, 2021. This increase includes $113.9 million of revenues contributed by Alliance during the three months ended March 31, 2022. The remaining increase in revenues during the three months ended March 31, 2022 included a $3.5 million revenue contribution from other acquisitions completed in 2021.
The following table summarizes statistical information regarding our radiology scan volumes and oncology patient starts:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change	% Change
MRI scans	214	87	127	146%
PET/CT scans	32	2	30	1,500%
Other modalities	294	259	35	14%

Total	540	348	192	55%

Total Oncology patient starts	3	—	3	nmf

Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the three months ended March 31, 2022 was $157.5 million and increased by $102.3 million, or 186%, from the three months ended March 31, 2021. This increase includes $91.5 million of costs incurred by Alliance during the three months ended March 31, 2022. The following table summarizes the components of our cost of operations, excluding depreciation and amortization:

	Three Months Ended March 31,
(in thousands)	2022	2021
Employee compensation	$77,365	$23,118
Third-party services and professional fees	29,177	6,859
Rent and utilities	12,477	7,684
Reading fees	11,498	9,984
Administrative	11,624	4,356
Medical supplies and other	15,338	3,141

	$157,479	$55,142

Employee Compensation
Employee compensation for the three months ended March 31, 2022 was $77.4 million and increased by $54.2 million, or 235%, from the three months ended March 31, 2021. This increase includes $48.9 million of costs incurred by Alliance during the three months ended March 31, 2022. The remaining increase was primarily driven by other acquisitions completed during 2021 and easing of the cost containment measures taken in 2020 in response to the
COVID-19
pandemic. See “Recent Developments –
COVID-19”
above.
Third-Party Services and Professional Fees
Third-party services and professional fees for the three months ended March 31, 2022 were $29.2 million and increased by $22.3 million, or 325%, from the three months ended March 31, 2021. This increase includes $19.1 million of costs incurred by Alliance during the three months ended March 31, 2022. The remaining increase in these fees was primarily due to other acquisitions completed during 2021 and higher professional fees.
Rent and Utilities
Rent and utilities for the three months ended March 31, 2022 were $12.5 million and increased by $4.8 million, or 62%, from the three months ended March 31, 2021. The increase was driven primarily by rent and utilities incurred by Alliance during the three months ended March 31, 2022. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the three months ended March 31, 2022 were $11.5 million and increased by $1.5 million, or 15%, from the three months ended March 31, 2021. Our reading fees are primarily based on the volume of procedures performed. The increase in reading fees was driven by other acquisitions completed during 2021 and an increase in same-store volumes.
Administrative Expenses
Administrative expenses for the three months ended March 31, 2022 were $11.6 million and increased by $7.3 million, or 167%, from the three months ended March 31, 2021. This increase includes $6.0 million of costs incurred by Alliance during the three months ended March 31, 2022. The remaining increase was driven primarily by higher insurance costs.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the three months ended March 31, 2022 were $15.3 million and increased by $12.2 million, or 388%, from the three months ended March 31, 2021. The increase was driven primarily by medical supplies and other expenses incurred by Alliance during the three months ended March 31, 2022.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2022 was $24.7 million and increased by $20.2 million, or 451%, from the three months ended March 31, 2021. This increase is primarily due to $19.9 million of depreciation and amortization for Alliance during the three months ended March 31, 2022.
Other Expense (Income)
Interest expense for the three months ended March 31, 2022 was $28.7 million and increased by $20.3 million, or 243%, from the three months ended March 31, 2021. This increase is primarily due to the interest associated with the 2028 Senior Notes and Subordinated Notes that were issued during 2021 in connection with the acquisition of Alliance.

Acquisition-related costs for the three months ended March 31, 2022 were $0.4 million compared to $1.3 million for the three months ended March 31, 2021. This decrease is primarily due to reduced acquisition-related activities.
Other
non-operating
gains for the three months ended March 31, 2022 were $0.0 million compared to $3.4 million for the three months ended March 31, 2021. The other non-operating
gains in 2021 consist primarily of a $3.4 million gain on the conversion of a debt investment to an equity investment.
Income Tax Expense
Income tax expense for the three months ended March 31, 2022 and 2021 was $0.6 million and $0.0 million, respectively. The effective tax rate for the periods differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended March 31, 2022 was $4.4 million and increased by $4.0 million from the three months ended March 31, 2021. This increase is due to amounts attributable to Alliance during the three months ended March 31, 2022.
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
We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, acquisition-related costs, losses (gains) on the disposal of property and equipment, settlement and related costs (recoveries), financial instruments revaluation and related losses (gains), loss on extinguishment of debt, severance and related costs, restructuring charges, asset impairments, other losses (gains), deferred rent expense and one-time
adjustments. EBITDA and Adjusted EBITDA are
non-GAAP
financial measures used as analytical indicators by us and the healthcare industry to assess business performance and are measures of leverage capacity and ability to service debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. EBITDA and Adjusted EBITDA are not financial measures determined in accordance with GAAP and are therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of our net loss, the most directly comparable GAAP financial measure, to total EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(26,432)	$(2,508)
Interest expense	28,681	8,368
Income tax expense	563	65
Depreciation and amortization	24,731	4,490

EBITDA	27,543	10,415
Adjustments:
Stock-based compensation	1,061	427
Acquisition-related costs	382	1,279
Loss on disposal of property and equipment, net	202	90
Settlement and related recoveries	(137)	(24)
Gain on conversion of debt to equity investment	—	(3,360)
Severance, restructuring and other charges	2,453	—
Other losses (gains), net	182	(69)
Deferred rent expense	332	445

Adjusted EBITDA	$32,018	$9,203

The following table summarizes our Adjusted EBITDA by segment:

	Three Months Ended March 31,
(in thousands)	2022	2021
Adjusted EBITDA:
Radiology	$28,589	$10,843
Oncology	10,033	—
Corporate	(6,604)	(1,640)

	$32,018	$9,203

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank borrowings. The following table presents a summary of our consolidated cash flows and the ending balance of our cash and cash equivalents:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash and cash equivalents at beginning of period	$48,419	$44,396
Net cash provided by operating activities	9,318	7,749
Net cash used in investing activities	(9,875)	(5,761)
Net cash provided by (used in) financing activities	(7,620)	76,341

Cash and cash equivalents at end of period	$40,242	$122,725

Cash Flows from Operating Activities
Cash provided by operating activities was $9.3 million for the three months ended March 31, 2022 and consisted of a net loss of $26.4 million adjusted for certain non-cash
items and changes in certain operating assets and liabilities. The primary non-cash
charges included in the net loss are $24.7 million of depreciation and amortization and $12.1 million of non-cash
interest expense. Changes in operating assets and liabilities, net of acquisitions, used $3.1 million of operating cash driven by a $4.9 million increase in accounts receivable.
Cash Flows from Investing Activities
During the three months ended March 31, 2022, cash used in investing activities was $9.9 million, an increase of $4.1 million from the comparable period in 2021. Purchases of property and equipment during the three months ended March 31, 2022 were $9.9 million, an increase of $8.7 million from the comparable period in 2021. Cash used in investing activities during the three months ended March 31, 2021 also included a $4.6 million equity investment in an unconsolidated company.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, cash used in financing activities was $7.6 million compared to cash provided by financing activities of $76.3 million during the three months ended March 31, 2021. Cash used in financing activities during the three months ended March 31, 2022 included principal payments on the revolving loan of $10.0 million, distributions paid to noncontrolling interests of $6.7 million, and principal payments on long-term debt and finance leases of $6.4 million, partially offset by proceeds from the revolving loan of $10.0 million and proceeds from long-term debt of $5.5 million. The cash provided by financing activities during the three months ended March 31, 2021 was composed primarily of proceeds from long-term debt of $78.8 million, partially offset by the payment of debt issuance costs of $1.2 million and principal payments on long-term debt and finance leases of $0.8 million.
Liquidity Outlook
Cash and cash equivalents were $40.2 million as of March 31, 2022. In addition, we have a revolving credit facility under which we may borrow up to $55.0 million for working capital and other general corporate purposes. As of March 31, 2022, there were no borrowings outstanding under the revolving credit facility. We believe that our existing cash, cash equivalents and expected future cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months and there can be no assurance that sources of liquidity will be available to us at that time.
We also have access to an additional $349.6 million of debt financing through August 2024, provided certain conditions are met, to finance mutually agreed upon organic growth and future acquisition opportunities.
For additional information regarding our revolving credit facility and the additional borrowing available for future acquisitions, see Note 8 to the consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021.
For a description of contractual obligations, such as debt, finance leases and operating leases, see Note 8, Note 9 and Note 10 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form
10-Q.
Also see Note 8, Note 9 and Note 10 to the consolidated financial statements included in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies and estimates during the three-month period ended March 31, 2022 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form
10-K
for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by
Rule 12b-2
of the Exchange Act and is not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under
Rules 13a-15(e)
and 15d-15(e)
of the Exchange Act, as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022.
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
Management has made financial reporting control changes to address the material weaknesses relating to the (i) estimates for implicit price concessions, (ii) process for identifying whether component parts replaced in its equipment should be classified as capital or as a repair and maintenance expense, (iii) process for reviewing the quarterly tax provision, and (iv) process for evaluating the qualifications of third-party specialists, defining the scope of work to be performed, and reviewing all estimates prepared by specialists.
Management enhanced its methodology that quantifies and considers the effects of implicit price concessions on the recognition of accounts receivable and collection history on a consolidated basis which will allow for timely recording of the impact to net revenue and accounts receivable due to changes to implicit price concessions if necessary. Management has also put in place controls to ensure its procedures to evaluate the appropriate accounting for component parts that are replaced when equipment is repaired. Management has taken steps to enhance the review of the quarterly tax provision to include a process for reviewing information underlying discrete transactions in the quarterly income tax provision. In addition, management has taken steps to enhance its evaluation of the qualifications of third-party specialists and defining the scope of work to be performed, as well as enhance the review process for all estimates prepared by specialists, including a detailed review of all work performed by specialists, by team members with the appropriate level of experience and knowledge and review the specialists work for compliance with accounting standards.

To further remediate the material weaknesses identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized
the importance of internal control, control consciousness and a strong control environment. We also expect to continue to review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded that this control is operating effectively.
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
If these remedial measures described above are insufficient to address the material weaknesses described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in the “Risk Factors” section included in Item 1A of our Annual Report on
Form 10-K
for the year ended December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation efforts described above.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On November 22, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims. The claims generally allege that certain of the Company’s prior public financial statements misrepresented the Company’s revenue, accounts receivable and the value of its assets based upon the Company’s August 12, 2021, October 12, 2021 and November 8, 2021 disclosures relating to a review of certain procedures related to its financial statements and to the restatement of financial statements affecting accounts receivable and net book value of property and equipment. The claim does not quantify a damage request. Defendants have not yet responded to the claim. On December 20, 2021, a second statement of claim was filed by a new plaintiff making similar allegations. Because the two statements of claim involve similar subject matter and some of the same class members, the second Ontario plaintiff firm requested a motion for carriage under the Class Proceedings Act, 1992 (Ontario) so the court could determine which plaintiff firm will have carriage of the class action proceedings. That carriage motion was heard by the court on March 31, 2022 and, on April 27, 2022, the court rendered a decision in favor of the second plaintiff. As such, the second plaintiff has been awarded carriage of the class action claim and the action by the first plaintiff is stayed.
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
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors discussed in our Annual Report on Form
10-K
for the year ended December 31, 2021 dated March 16, 2022 and filed with the Securities and Exchange Commission (“SEC”) pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On April 13, 2022, Rhonda Longmore-Grund, the Company’s former President and Co-Chief Executive Officer, entered into a Confidential Separation Agreement and General Release (“Separation Agreement”) with the Company and Alliance Healthcare Services, Inc., which became effective on April 20, 2022. Pursuant to the terms of the Separation Agreement, the Company agreed to pay Ms. Longmore-Grund severance pay equal to $1,095,0178.75, which was 18 months of her then-current annual base salary of $730,012.50, and an enhanced bonus of $930,765.95, which is one-and-one-half times of Ms. Longmore-Grund’s target bonus for her service to the Company in 2021 payable in bi-weekly instalments over an 18 month period.
The Separation Agreement is filed herewith as Exhibit 10.1, and is incorporated by reference herein.
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Separation Agreement and General Release by and between Alliance HealthCare Services, Inc., Akumin Inc. and Rhonda Longmore-Grund, dated as of April 15, 2022

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKUMIN INC.

By:	/s/ Riadh Zine
Riadh Zine Chairman, Chief Executive Officer and Director
Date: May 10, 2022

40