Form 10-Q
period 2022-06-30
AKUMIN INC.
filed 2022-08-09
CIK 1776197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to______________
Commission file number: 333-261815
___________________________
AKUMIN INC.
(Exact name of registrant as specified in its charter)
___________________________

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
___________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 9, 2022, there were 89,516,513 common shares outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and the information incorporated by reference in this Quarterly Report on Form 10-Q contain or incorporate by reference “forward-looking information” or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. Forward-looking statements describe Akumin Inc.’s (together with its subsidiaries, the “Company”) future plans, strategies, expectations and objectives, and are generally identifiable by use of the words “may”, “will”, “should”, “continue”, “expect”, “anticipate”, “estimate”, “believe”, “intend”, “plan” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements include, but are not limited to, statements about:
•expected performance and cash flows;
•changes in laws and regulations affecting the Company;
•expenses incurred by the Company as a public company;
•future growth of the outpatient diagnostic imaging and radiation oncology markets;
•changes in reimbursement rates by payors;
•remediation and effectiveness of the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting;
•the outcome of litigation and payment obligations in respect of prior settlements;
•competition;
•acquisitions and divestitures of businesses;
•potential synergies from acquisitions;
•non-wholly owned and other business arrangements;
•access to capital and the terms relating thereto;
•technological changes in our industry;
•successful execution of internal plans;
•compliance with our debt covenants;
•anticipated costs of capital investments; and
•future compensation of our directors and executive officers.
Such statements may not prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. The following are some of the risks and other important factors that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements:
•our ability to successfully grow the market and sell our services;
•general market conditions in our industry;
•our ability to service existing debt;
•our ability to acquire new centers and, upon acquisition, to successfully integrate markets and sell new services that we acquire;
•our ability to achieve the financing necessary to complete our acquisitions;
•our ability to enforce any claims relating to breaches of indemnities or representations and warranties in connection with any acquisition;
•market conditions in the capital markets and our industry that make raising capital or consummating acquisitions difficult, expensive or both, or which may disrupt our annual operating budget and forecasts;
•unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;
•delays or setbacks with respect to governmental approvals or manufacturing or commercial activities;
•changes in laws and regulations;

•the loss of key management or personnel;
•the risk the Company is not able to arrange sufficient cost-effective financing to repay maturing debt and to fund expenditures, future operational activities and acquisitions, and other obligations;
•the risks related to the additional costs and expenses associated with being a U.S. domestic issuer as opposed to a foreign private issuer;
•the risks associated with legislative and regulatory developments that may affect costs, revenues, the speed and degree of competition entering the market, global capital markets activity and general economic conditions in geographic areas where we operate (including the adverse impact of the coronavirus (“COVID-19”) pandemic on the Company); and
•the risks associated with macroeconomic conditions, including inflation and the threat of recession.
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
Various assumptions or factors are typically applied in drawing conclusions or making the forecasts or projections set out in forward-looking information. Those assumptions and factors are based on information currently available to us, including information obtained from third-party industry analysts and other third-party sources. In some instances, material assumptions and factors are presented or discussed elsewhere in this Quarterly Report on Form 10-Q in connection with the statements or disclosure containing the forward-looking information. The reader is cautioned that the following list of material factors and assumptions is not exhaustive. The factors and assumptions include, but are not limited to:
•no unforeseen changes in the legislative and operating framework for our business;
•no unforeseen changes in the prices for our services in markets where prices are regulated;
•no unforeseen changes in the regulatory environment for our services;
•a stable competitive environment; and
•no significant event occurring outside the ordinary course of business such as a natural disaster, public health epidemic or other calamity.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AKUMIN INC.

AKUMIN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$38,447	$48,419
Accounts receivable	126,145	121,525
Prepaid expenses	9,385	8,196
Other current assets	6,826	7,025
Total current assets	180,803	185,165
Property and equipment, net	231,297	259,122
Operating lease right-of-use assets	179,954	194,565
Goodwill	840,788	840,353
Other intangible assets, net	403,980	414,146
Other assets	24,671	25,475
Total assets	$1,861,493	$1,918,826
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$33,787	$34,326
Current portion of long-term debt	16,299	14,789
Current portion of obligations under finance leases	5,972	6,460
Current portion of obligations under operating leases	20,122	20,794
Accrued liabilities	90,916	87,813
Total current liabilities	167,096	164,182
Long-term debt, net of current portion	1,220,823	1,197,596
Obligations under finance leases, net of current portion	13,872	15,951
Obligations under operating leases, net of current portion	171,044	184,375
Other liabilities	32,124	35,574
Total liabilities	1,604,959	1,597,678
Redeemable noncontrolling interests	36,042	37,469
Shareholders’ equity:
Common stock, no par value; unlimited number of shares authorized; 89,516,513 and 89,026,997 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	230,414	228,595
Accumulated other comprehensive income	80	18
Accumulated deficit	(184,704)	(123,424)
Total shareholders’ equity	45,790	105,189
Noncontrolling interests	174,702	178,490
Total equity	220,492	283,679
Total liabilities, redeemable noncontrolling interests and equity	$1,861,493	$1,918,826
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$192,128	$69,496	$378,391	$133,459
Operating expenses:
Cost of operations, excluding depreciation and amortization	154,574	57,768	309,735	112,910
Depreciation and amortization	25,200	4,584	49,931	9,073
Restructuring charges	7,244	—	7,324	—
Severance and related costs	5,559	—	7,797	—
Settlements, recoveries and related costs	814	(318)	677	(341)
Stock-based compensation	758	785	1,819	1,212
Other operating expense, net	586	255	579	346
Total operating expenses	194,735	63,074	377,862	123,200
Income (loss) from operations	(2,607)	6,422	529	10,259
Other expense (income):
Interest expense	29,290	8,920	57,971	17,288
Acquisition-related costs	86	4,350	468	5,628
Other non-operating income, net	(2,421)	—	(2,479)	(3,366)
Total other expense, net	26,955	13,270	55,960	19,550
Loss before income taxes	(29,562)	(6,848)	(55,431)	(9,291)
Income tax expense (benefit)	(3,483)	6	(2,920)	71
Net loss	(26,079)	(6,854)	(52,511)	(9,362)
Less: Net income attributable to noncontrolling interests	4,390	502	8,769	871
Net loss attributable to common shareholders	$(30,469)	$(7,356)	$(61,280)	$(10,233)
Comprehensive loss, net of taxes:
Net loss	$(26,079)	$(6,854)	$(52,511)	$(9,362)
Other comprehensive income:
Unrealized gain on hedging transactions, net of taxes	7	—	36	—
Reclassification adjustment for losses included in net loss, net of taxes	9	—	26	—
Other comprehensive income	16	—	62	—
Comprehensive loss, net of taxes	(26,063)	(6,854)	(52,449)	(9,362)
Less: Comprehensive income attributable to noncontrolling interests	4,390	502	8,769	871
Comprehensive loss attributable to common shareholders	$(30,453)	$(7,356)	$(61,218)	$(10,233)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.34)	$(0.10)	$(0.69)	$(0.15)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2020	70,178,428	$160,965	$—	$(80,133)	$80,832	$4,338	$85,170
Net income (loss)	—	—	—	(10,233)	(10,233)	871	(9,362)
Issuance of common stock for acquisition consideration	974,999	3,012	—	—	3,012	—	3,012
Stock options exercised	150,000	75	—	—	75	—	75
Stock-based compensation	—	1,212	—	—	1,212	—	1,212
Distributions paid to noncontrolling interests	—	—	—	—	—	(1,006)	(1,006)
Balance, June 30, 2021	71,303,427	$165,264	$—	$(90,366)	$74,898	$4,203	$79,101

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2021	89,026,997	$228,595	$18	$(123,424)	$105,189	$178,490	$283,679
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	(61,280)	(61,280)	7,655	(53,625)
Issuance of common stock under stock-based awards	489,516	—	—	—	—	—	—
Stock-based compensation	—	1,819	—	—	1,819	—	1,819
Other comprehensive income	—	—	62	—	62	—	62
Distributions paid to noncontrolling interests	—	—	—	—	—	(11,604)	(11,604)
Other equity transactions	—	—	—	—	—	161	161
Balance, June 30, 2022	89,516,513	$230,414	$80	$(184,704)	$45,790	$174,702	$220,492
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2021	70,178,428	$161,392	$—	$(83,010)	$78,382	$4,258	$82,640
Net income (loss)	—	—	—	(7,356)	(7,356)	502	(6,854)
Issuance of common stock for acquisition consideration	974,999	3,012	—	—	3,012	—	3,012
Stock options exercised	150,000	75	—	—	75	—	75
Stock-based compensation	—	785	—	—	785	—	785
Distributions paid to noncontrolling interests	—	—	—	—	—	(557)	(557)
Balance, June 30, 2021	71,303,427	$165,264	$—	$(90,366)	$74,898	$4,203	$79,101

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2022	89,516,513	$229,656	$64	$(154,235)	$75,485	$176,724	$252,209
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	(30,469)	(30,469)	3,856	(26,613)
Stock-based compensation	—	758	—	—	758	—	758
Other comprehensive income	—	—	16	—	16	—	16
Distributions paid to noncontrolling interests	—	—	—	—	—	(5,878)	(5,878)
Balance, June 30, 2022	89,516,513	$230,414	$80	$(184,704)	$45,790	$174,702	$220,492
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(52,511)	$(9,362)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,931	9,073
Stock-based compensation	1,819	1,212
Non-cash interest expense	24,604	—
Amortization of deferred financing costs and accretion of discount/premium on long-term debt	54	923
Deferred income taxes	(3,368)	—
Distributions from unconsolidated investees	915	—
Earnings from unconsolidated investees	(488)	—
Other non-cash items, net	(498)	(3,020)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,547)	(1,688)
Prepaid expenses and other assets	(1,919)	824
Accounts payable and other liabilities	6,502	3,895
Operating lease liabilities and right-of-use assets	585	904
Net cash provided by operating activities	21,079	2,761
Investing activities:
Purchases of property and equipment	(15,466)	(2,584)
Business acquisitions, net of cash acquired	—	(35,749)
Other investing activities	963	(4,588)
Net cash used in investing activities	(14,503)	(42,921)
Financing activities:
Proceeds from revolving loan	20,000	—
Principal payments on revolving loan	(20,000)	—
Proceeds from long-term debt	10,292	78,750
Principal payments on long-term debt	(8,734)	(200)
Principal payments on finance leases	(3,961)	(1,615)
Payment of debt issuance costs	—	(1,162)
Payment of earn-out liability	—	(4,689)
Proceeds from issuance of common stock	—	75
Distributions paid to noncontrolling interests	(14,145)	(1,006)
Net cash provided by (used in) financing activities	(16,548)	70,153
Net increase (decrease) in cash and cash equivalents	(9,972)	29,993
Cash and cash equivalents, beginning of period	48,419	44,396
Cash and cash equivalents, end of period	$38,447	$74,389
Supplemental disclosure of cash flow information:
Interest paid	$32,439	$16,915
Income taxes paid, net	502	241
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and other accrued liabilities	4,852	323
Derecognition of operating lease right-of-use assets and lease liabilities associated with lease terminations	3,635	929
Equipment acquired in exchange for finance lease obligations	1,433	686
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	668	1,649
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Akumin Inc. (the “Company” or “Akumin”) and do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation have been included. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2021.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Certain reclassifications have been made to prior period condensed consolidated financial statements to conform to the current period presentation.
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
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. ASU 2021-10 also adds a new Topic—ASC 832, Government Assistance—to the FASB’s Codification. The disclosure requirements only apply to transactions with a government that are accounted for by analogizing to either a grant model or a contribution model. The guidance in ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard as of January 1, 2022 and it did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Effective
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2022. The Company is considered an Emerging Growth Company as classified by the Securities and Exchange Commission (“SEC”), which gives the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. For all entities, the guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
ASU 2021-01, Reference Rate Reform (Topic 848): Scope
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain option expedients and exceptions in Topic 848. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. In addition, the amendments clarify that all contracts requiring the recognition of assets and liabilities in accordance with the guidance in ASC 606, such as contract liabilities derived from the sale of nonfinancial assets within the scope of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, fall within the scope of the amended guidance in ASC 805. The amendments do not affect the accounting for other assets or liabilities arising from revenue contracts with customers in a business combination, such as customer-related intangible assets and contract-based intangible assets, including off-market contract terms. This ASU is effective for public entities for fiscal years beginning after December 15, 2022, with early adoption permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2023. The Company is considered an Emerging Growth Company as classified by the SEC, which gives the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
3. Alliance Acquisition
On September 1, 2021, the Company acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owns 100% of the common stock of Alliance, from Thaihot Investment Co., Ltd. for a total purchase price of $785.6 million (the “Alliance Acquisition”). The acquisition included Alliance’s ownership interests in its joint ventures, which had a preliminary fair value of $212.0 million on the acquisition date.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
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
During the six months ended June 30, 2022, the Company updated the preliminary assessment of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in certain changes to the preliminary amounts previously recorded. These changes were composed primarily of (i) a decrease in property and equipment acquired of $0.5 million due to a refinement in the valuation analysis, (ii) a decrease in other liabilities of $0.1 million due to adjustments in estimated accrued liabilities, (iii) a decrease in equipment debt of $0.1 million due to an adjustment in the carrying value of the liability, and (iv) an increase in noncontrolling interest of $0.2 million due to a refinement in the valuation analysis. The net effect of the changes to the preliminary fair value of the assets acquired and liabilities assumed resulted in an increase in goodwill of $0.4 million. The final determination of the fair value of certain assets acquired and liabilities assumed, including deferred tax liabilities and the assignment of goodwill to reporting units, was not complete as of June 30, 2022 but will be finalized within the allowable one-year measurement period.
The following table summarizes the revised preliminary assessment of fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(in thousands)
Assets acquired:
Cash and cash equivalents	$26,125
Net working capital	14,221
Property and equipment	205,940
Operating lease right-of-use assets	69,919
Goodwill	456,195
Intangibles – Customer contracts	266,224
Intangibles – Trade names	69,108
Intangibles – Third party management agreements	10,200
Intangibles – Certificates of need	69,558
Other assets	8,170
1,195,660
Liabilities assumed:
Equipment debt	54,539
Obligations under finance leases	9,041
Obligations under operating leases	74,290
Deferred tax liabilities	52,760
Other liabilities	7,234
197,864
Net assets acquired	997,796
Less redeemable noncontrolling interests	37,040
Less noncontrolling interests	175,140
Purchase price	$785,616

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
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
As a result of the financial relationship established between the Company and certain entities (the “Revenue Practices”) through respective management service agreements, the Revenue Practices individually qualify as VIEs as the Company, which provides them non-medical, technical and administrative services, has the power to direct their respective activities and the obligation to absorb their gains and losses. As a result, the Company is considered the primary beneficiary of the Revenue Practices, and accordingly, the assets and liabilities and revenues and expenses of the Revenue Practices are included in the condensed consolidated financial statements. The following information excludes any intercompany transactions and costs allocated by the Company to the Revenue Practices. As of June 30, 2022 and December 31, 2021, the Revenue Practices’ assets included in the Company’s condensed consolidated balance sheets were $23.4 million and $20.4 million, respectively, and liabilities included in the Company’s condensed consolidated balance sheets were $0 and $0.6 million, respectively. The assets of the Revenue Practices can only be used to settle their obligations. During the six months ended June 30, 2022 and 2021, the Revenue Practices’ revenues were $92.8 million and $83.3 million, respectively, and the net cash provided by operating activities was $93.2 million and $90.2 million, respectively.
5. Property and Equipment
Property and equipment consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Medical equipment	$236,007	$227,796
Leasehold improvements	41,274	39,763
Equipment under finance leases	35,574	34,597
Office and computer equipment	19,246	16,701
Transportation and service equipment	11,672	8,996
Furniture and fixtures	3,399	3,130
Construction in progress	1,186	6,423
	348,358	337,406
Less accumulated depreciation	117,061	78,284
	$231,297	$259,122
Depreciation expense was $20.2 million and $3.9 million for the three months ended June 30, 2022 and 2021, respectively, and $39.9 million and $7.7 million for the six months ended June 30, 2022 and 2021, respectively.
As of June 30, 2022 and December 31, 2021, the equipment under finance leases had a net book value of $20.7 million and $22.2 million, respectively.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
6. Goodwill
Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Total
Balance, December 31, 2021	$681,993	$158,360	$840,353
Adjustments	360	75	435
Balance, June 30, 2022	$682,353	$158,435	$840,788

The Company tests its goodwill and indefinite-lived intangible assets annually or more frequently depending on certain impairment indicators. Such indicators include a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate. As of June 30, 2022, there were no indications of impairment of the Company’s goodwill balances.
7. Other Intangible Assets
Other intangible assets consist of the following:

(dollars in thousands)	Weighted Average Useful Life (in years)	June 30, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	20	$266,059	$(11,116)	$254,943	$266,224	$(4,437)	$261,787
Trade names	18	77,466	(8,618)	68,848	77,466	(6,054)	71,412
Management agreements	17	10,200	(500)	9,700	10,200	(200)	10,000
Other	4	4,814	(3,883)	931	4,814	(3,425)	1,389
Total		$358,539	$(24,117)	334,422	$358,704	$(14,116)	344,588
Certificates of Need				69,558			69,558
Total other intangible assets				$403,980			$414,146
The Company performs an impairment test when indicators of impairment are present. As of June 30, 2022, there were no indications of impairment of the Company’s other intangible assets balances.
The aggregate amortization expense for the Company’s finite-lived intangible assets was $5.0 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $10.0 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
8. Long-Term Debt
Long-term debt consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
2028 Senior Notes	$375,000	$375,000
2025 Senior Notes	475,000	475,000
Subordinated Notes	397,074	372,470
Equipment Debt	60,212	58,827
	1,307,286	1,281,297
Debt discount and deferred issuance costs	(70,164)	(68,912)
	1,237,122	1,212,385
Less current portion	16,299	14,789
Long-term debt, net of current portion	$1,220,823	$1,197,596
During the six months ended June 30, 2022, the Company elected to pay interest in-kind on the Subordinated Notes pursuant to the original agreement and, accordingly, $24.6 million of accrued interest was added to the principal balance of the Subordinated Notes.
Certain of the debt obligations are subject to covenants with which the Company must comply on a quarterly or annual basis. The Company was in compliance with all such covenants as of June 30, 2022.
9. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued compensation and related expenses	$35,525	$26,486
Accrued interest expense	17,823	16,840
Other	37,568	44,487
	$90,916	$87,813
10. Redeemable Noncontrolling Interests
The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the case of certain events, including (i) the expiration or termination of certain operating agreements of the joint venture, or (ii) the noncontrolling interests’ tax-exempt status is jeopardized by the joint venture.
As of June 30, 2022, the Company holds redeemable noncontrolling interests of $36.0 million, which are not currently redeemable or probable of becoming redeemable. The redemption of these noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered as the triggering events are generally not probable until they occur. As such, these noncontrolling interests have not been remeasured to redemption value.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
The following is a rollforward of the activity in the redeemable noncontrolling interests for the six months ended June 30, 2022:

(in thousands)
Balance, December 31, 2021	$37,469
Net income attributable to redeemable noncontrolling interests	1,114
Distributions paid to redeemable noncontrolling interests	(2,541)
Balance, June 30, 2022	$36,042
11. Financial Instruments
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of June 30, 2022				Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Current and long-term assets:
Interest rate contracts	$—	$39	$—	$39	$—	$3	$—	$3
Current and long-term liabilities:
Derivative in subordinated notes	$—	$—	$6,683	$6,683	$—	$—	$7,522	$7,522
Interest rate contracts	$—	$—	$—	$—	$—	$53	$—	$53
The derivative in subordinated notes relates to the Change of Control Redemption Election included in the Subordinated Notes (see Note 8). The fair value of the Change of Control Redemption Election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the term. The estimated fair values of the Change of Control Redemption Election as of June 30, 2022 and December 31, 2021 use unobservable inputs for probability weighted time until an exit event of 3.9 years and 4.2 years, respectively, and an exit event probability weighting of 24.0% and 24.5%, respectively.
The following is a reconciliation of the opening and closing balances for the liability related to the embedded derivative included in the Subordinated Notes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2022:

(in thousands)
Balance, December 31, 2021	$7,522
Change in fair value	(839)
Balance, June 30, 2022	$6,683
The $0.8 million change in the fair value of the derivative in subordinated notes was recorded as a gain and included in other non-operating income, net in the Company's condensed consolidated statement of operations and comprehensive loss for the six months ended June 30, 2022.
The Company’s interest rate contracts are primarily pay-fixed, receive-variable interest rate swaps related to certain of the Company’s equipment debt. The amount that the Company expects to reclassify from accumulated other comprehensive income to interest expense over the next twelve months is immaterial.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
Assets and Liabilities for which Fair Value is only Disclosed
The estimated fair values of other current and non-current liabilities are as follows:

(in thousands)	June 30, 2022	December 31, 2021
2028 Senior Notes	$264,375	$345,938
2025 Senior Notes	365,750	446,500
Subordinated Notes	249,197	323,620
Equipment Debt	51,862	56,879
	$931,184	$1,172,937
As of June 30, 2022 and December 31, 2021, the estimated fair values of the 2028 Senior Notes and 2025 Senior Notes were determined using Level 2 inputs and the estimated fair values of the Subordinated Notes and Equipment Debt were determined using Level 3 inputs.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and the current portion of lease liabilities approximates their fair value given their short-term nature. The carrying value of the non-current portion of lease liabilities approximates their fair value given the difference between the discount rates used to recognize the liabilities in the condensed consolidated balance sheets and the normalized expected market rates of interest is insignificant.
Financial instruments are classified into one of the following categories: amortized cost, fair value through earnings and fair value through other comprehensive income. The following table summarizes information regarding the carrying value of the Company’s financial instruments:

(in thousands)	June 30, 2022	December 31, 2021
Financial assets measured at amortized cost:
Cash and cash equivalents	$38,447	$48,419
Accounts receivable	126,145	121,525
	$164,592	$169,944
Financial liabilities measured at amortized cost:
Accounts payable	$33,787	$34,326
Current portion of long-term debt	16,299	14,789
Current portion of leases	26,094	27,254
Non-current portion of long-term debt	1,220,823	1,197,596
Non-current portion of leases	184,916	200,326
Accrued liabilities	90,916	87,813
	$1,572,835	$1,562,104
Financial liabilities measured at fair value through earnings:
Derivative in subordinated notes	$6,683	$7,522
Financial assets measured at fair value through other comprehensive income:
Interest rate contracts	$39	$3
Financial liabilities measured at fair value through other comprehensive income:
Interest rate contracts	$—	$53

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
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
Interest Rate Risk
Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Changes in lending rates can cause fluctuations in interest payments and cash flows. Certain of the Company’s equipment debt arrangements have interest rate swap agreements to hedge the future variable cash interest payments in order to avoid volatility in operating results due to fluctuations in interest rates. As of June 30, 2022 and December 31, 2021, the Company had $1.4 million and $1.8 million, respectively, of variable interest rate equipment debt that is not hedged. In addition, the Company is exposed to variable interest rates related to the 2020 Revolving Facility, which had no outstanding balance as of June 30, 2022 or December 31, 2021. The Company’s exposure to interest rate risk from a 1% increase or decrease in the variable interest rates is not material.
12. Stock-Based Awards
The Company may grant stock-based awards to employees, directors and consultants under the Amended and Restated Restricted Share Unit Plan, adopted as of November 14, 2017 (the “RSU Plan”) and the Amended and Restated Stock Option Plan, adopted as of November 14, 2017 (the “Stock Option Plan” and together with the RSU Plan, the “2017 Stock Plans”). Under the 2017 Stock Plans, the collective maximum number of shares reserved for issuance is equal to 10% of the number of capital shares of the Company that are outstanding from time to time. As of June 30, 2022 and December 31, 2021, common shares reserved for issuance under the 2017 Stock Plans were 8,951,651 and 8,902,699 respectively. The 2017 Stock Plans are administered by the Board of Directors, which has authority to select eligible persons to receive awards and to determine the terms and conditions of the awards.
Restricted Share Units
Restricted share units (“RSUs”) represent a right to receive a share of common stock at a future vesting date with no cash payment from the holder. RSUs granted generally vest over 2 years from the date of grant. A summary of RSU activity is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Grant Date Fair Value (in thousands)
Outstanding and unvested at December 31, 2021	2,029,032	$2.41
Granted	799,085	1.10	$875
Vested	(489,516)	3.19	$1,561
Outstanding and unvested at June 30, 2022	2,338,601	$1.80	$4,210

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
Stock Options
Stock options are awarded as consideration in exchange for services rendered to the Company. Stock options granted generally have terms of 7 to 10 years and vest over 3 years. A summary of the stock option activity is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,680,120	$2.54	4.4	$2,344
Outstanding at June 30, 2022	5,668,120	$2.53	3.8	$188
Exercisable at June 30, 2022	5,072,519	$2.44	3.7	$188
Aggregate intrinsic value for outstanding and exercisable stock options in the table above represents the difference between the closing stock price on June 30, 2022 and the exercise price multiplied by the number of in-the-money options.
No stock options were granted during the six months ended June 30, 2022.
13. Commitments and Contingencies
Purchase Commitments
The Company has certain binding purchase commitments primarily for the purchase of equipment from various suppliers. As of June 30, 2022, the obligations for these future purchase commitments totaled $46.6 million, of which $36.0 million is expected to be paid during the remaining six months of 2022 and $10.6 million is expected to be paid thereafter.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. As of June 30, 2022, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
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
14. Supplemental Revenue Information
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
The following table summarizes the components of the Company’s revenues by payor category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Patient fee payors:
Commercial	$71,609	$54,803	$140,710	$105,602
Medicare	21,002	8,806	42,174	16,990
Medicaid	3,347	2,026	6,449	3,857
Other patient revenue	3,213	2,608	6,487	5,260
	99,171	68,243	195,820	131,709
Hospitals and healthcare providers	90,651	—	178,110	—
Other revenue	2,306	1,253	4,461	1,750
	$192,128	$69,496	$378,391	$133,459

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
15. Cost of Operations, excluding Depreciation and Amortization
The following table summarizes the components of the Company’s cost of operations, excluding depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Employee compensation	$72,021	$23,792	$147,148	$46,910
Third-party services and professional fees	29,919	7,758	59,096	14,617
Rent and utilities	12,742	7,662	25,219	15,346
Reading fees	11,788	10,860	23,286	20,844
Administrative	11,467	4,829	23,091	9,185
Medical supplies and other	16,637	2,867	31,895	6,008
	$154,574	$57,768	$309,735	$112,910
16. Supplemental Statement of Operations Information

Restructuring Charges

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Transformation costs	$4,025	$—	$4,025	$—
Lease termination costs	1,840	—	1,840	—
Domestication and related costs	1,063	—	1,063	—
Other	316	—	396	—
	$7,244	$—	$7,324	$—
Transformation costs consist of third-party consulting fees associated with a significant project to identify, plan, and implement various business improvement initiatives designed to enhance growth opportunities and improve operations. The project is expected to continue into 2024. The consulting agreement provides for fixed fees totaling $12.5 million, milestone fees totaling up to $7.0 million that are earned upon the achievement of certain milestones, and performance fees totaling up to $15.0 million that are earned based on the achievement of certain performance results during the period of the contract. The Company recognizes the fixed fees over the contract period as the services are rendered. Milestone and performance fees that are probable of ultimately being paid are recognized based on a percentage of achievement of the related milestone or performance result. As of June 30, 2022, the accrued liability for unpaid transformation consulting costs was $2.8 million.
Lease termination costs relate to a $1.8 million payment made in May 2022 pursuant to an agreement to early terminate the lease for one of the Company’s office facilities. In addition, the Company derecognized $3.2 million for the related operating lease right-of-use asset and the associated lease liability during the three months ended June 30, 2022.
Domestication and related costs consist of professional fees incurred related to the change in the Company’s jurisdiction of incorporation from the province of Ontario (Canada) to the State of Delaware (USA). This change in jurisdiction was approved by the shareholders in June 2022 and is expected to be completed by late 2022.

Severance and Related Costs
Severance and related costs represent costs associated with employees whose employment with the Company has been terminated and are generally paid in the year recorded. During the six months ended June 30, 2022, the Company implemented a small workforce reduction and recorded severance and related costs. In connection with certain terminated

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
employees, severance benefits are being paid over periods of 12 to 18 months. As of June 30, 2022, the unpaid balance of severance and related costs totaled $6.3 million, of which $5.6 million will be paid during the next twelve months and the remaining $0.7 million will be paid thereafter.

Other Operating and Non-Operating Expense (Income)
Other operating expense, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Loss on disposal of property and equipment, net	$170	$255	$372	$346
Other, net	416	—	207	—
	$586	$255	$579	$346
Other non-operating income, net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Fair value adjustment on derivative in subordinated notes	$(1,009)	$—	$(839)	$—
Earnings from unconsolidated investees	(248)	—	(488)	—
Gain on conversion of debt to equity investment (Note 17)	—	—	—	(3,360)
Other, net	(1,164)	—	(1,152)	(6)
	$(2,421)	$—	$(2,479)	$(3,366)
17. Investments in Unconsolidated Investees
Effective March 1, 2021, the Company completed a common equity investment in an artificial intelligence business (“AI business”) as part of a private placement offering for $4.6 million. The AI business develops artificial intelligence aided software programs for use in medical businesses, including outpatient imaging services provided by the Company. As a result of the investment, a previous investment in a convertible note instrument issued by the AI business to the Company in May 2020 converted to common equity. Upon conversion, the Company’s total common equity investment was estimated to be valued at $7.9 million and represented a 34.5% interest in the AI business on a non-diluted basis. In addition, the Company holds share purchase warrants which, subject to the occurrence of certain events and certain assumptions, and the payment of $0.4 million, would entitle the Company to acquire an additional 2.4% ownership interest in the AI business common equity. During the six months ended June 30, 2021, the Company recognized a gain of $3.4 million on the conversion of the convertible note instrument to common equity and the share purchase warrants. This gain is included in other non-operating income, net in the condensed consolidated statements of operations and comprehensive loss.
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
18. Income Taxes
The effective tax rate for the three and six months ended June 30, 2022 and 2021 differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
19. Basic and Diluted Loss per Share
The loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net loss attributable to common shareholders	$(30,469)	$(7,356)	$(61,280)	$(10,233)
Weighted average common shares outstanding:
Basic and diluted	89,516,513	70,846,010	89,296,619	70,514,063
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.34)	$(0.10)	$(0.69)	$(0.15)
Employee stock options, warrants and restricted share units excluded from the computation of diluted per share amounts as their effect would be antidilutive	2,042,461	1,803,349	2,207,983	1,820,926
20. Segment Information
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
The following table summarizes the Company’s revenues by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Radiology	$160,867	$69,496	$316,207	$133,459
Oncology	31,261	—	62,184	—
	$192,128	$69,496	$378,391	$133,459
Adjusted EBITDA is defined as net income before interest expense, income tax expense (benefit), depreciation and amortization, restructuring charges, severance and related costs, settlements and related costs (recoveries), stock-based compensation, losses (gains) on disposal of property and equipment, acquisition-related costs, financial instrument revaluation adjustments, gain on conversion of debt to equity investment, deferred rent expense, impairment charges, other losses (gains), and one-time adjustments. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals.
The following table summarizes the Company’s Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA:
Radiology	$35,692	$14,346	$64,281	$25,189
Oncology	10,302	—	20,335	—
Corporate	(7,810)	(2,136)	(14,414)	(3,776)
	$38,184	$12,210	$70,202	$21,413
A reconciliation of the net loss to total Adjusted EBITDA is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(26,079)	$(6,854)	$(52,511)	$(9,362)
Interest expense	29,290	8,920	57,971	17,288
Income tax expense (benefit)	(3,483)	6	(2,920)	71
Depreciation and amortization	25,200	4,584	49,931	9,073
EBITDA	24,928	6,656	52,471	17,070
Adjustments:
Restructuring charges	7,244	—	7,324	—
Severance and related costs	5,559	—	7,797	—
Settlements, recoveries and related costs	814	(318)	677	(341)
Stock-based compensation	758	785	1,819	1,212
Loss on disposal of property and equipment, net	170	255	372	346
Acquisition-related costs	86	4,350	468	5,628
Fair value adjustment on derivative	(1,009)	—	(839)	—
Gain on conversion of debt to equity investment	—	—	—	(3,360)
Deferred rent expense	247	459	579	904
Other, net	(613)	23	(466)	(46)
Adjusted EBITDA	$38,184	$12,210	$70,202	$21,413

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2022
(Unaudited)
The following table summarizes the Company’s total assets by segment:

(in thousands)	June 30, 2022	December 31, 2021
Identifiable assets:
Radiology	$1,417,348	$1,451,905
Oncology	424,374	440,416
Corporate	19,771	26,505
	$1,861,493	$1,918,826
The following table summarizes the Company’s capital expenditures by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Capital expenditures:
Radiology	$4,648	$1,411	$13,460	$2,584
Oncology	858	—	1,834	—
Corporate	82	—	172	—
	$5,588	$1,411	$15,466	$2,584

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
Overview
On September 1, 2021, we acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owns 100% of the common stock of Alliance HealthCare Services, Inc. (“Alliance”), through our wholly owned indirect subsidiary Akumin Corp. (the “Alliance Acquisition”). Alliance is a leading national provider of radiology and oncology solutions to hospitals, health systems and physician groups. With the acquisition of Alliance, we provide fixed-site outpatient diagnostic imaging services through a network of approximately 180 owned and/or operated imaging locations; and outpatient radiology and oncology services and solutions to approximately 1,000 hospitals and health systems across 48 states. Our imaging procedures include magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology (X-ray), mammography and other related procedures. Our cancer care services include a full suite of radiation therapy and related offerings.
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
We currently operate in two reportable business segments: radiology and oncology. The following table summarizes our revenues by segment as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Radiology	84%	100%	84%	100%
Oncology	16%	—	16%	—
	100%	100%	100%	100%
Revenues consist primarily of net patient fees received from various payors and patients based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.
The following table summarizes the components of our revenues by payor category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Patient fee payors:
Commercial	$71,609	$54,803	$140,710	$105,602
Medicare	21,002	8,806	42,174	16,990
Medicaid	3,347	2,026	6,449	3,857
Other patient revenue	3,213	2,608	6,487	5,260
	99,171	68,243	195,820	131,709
Hospitals and healthcare providers	90,651	—	178,110	—
Other revenue	2,306	1,253	4,461	1,750
	$192,128	$69,496	$378,391	$133,459

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
Seasonality and Economic Conditions
We experience seasonality in the revenues and margins generated for our services. First and fourth quarter revenues are typically lower than those from the second and third quarters. First quarter revenue is affected primarily by fewer calendar days and inclement weather, typically resulting in fewer patients being scanned or treated during the period. Fourth quarter revenues are affected by holiday and client and patient vacation schedules, resulting in fewer scans or treatments during the period. The variability in margins is higher than the variability in revenues due to the fixed nature of our costs. We also experience fluctuations in our revenues and margins due to acquisition activity and general economic conditions, including recession or economic slowdown. In addition, we face inflation and the impact of increased labor and fuel costs similar to the general economy.
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

	June 30, 2022	December 31, 2021
Radiology sites	184	188
Oncology sites	32	34
	216	222
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

Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenues	$192,128	$69,496	$378,391	$133,459
Operating expenses:
Cost of operations, excluding depreciation and amortization	154,574	57,768	309,735	112,910
Depreciation and amortization	25,200	4,584	49,931	9,073
Restructuring charges	7,244	—	7,324	—
Severance and related costs	5,559	—	7,797	—
Settlements, recoveries and related costs	814	(318)	677	(341)
Stock-based compensation	758	785	1,819	1,212
Other operating expense, net	586	255	579	346
Total operating expenses	194,735	63,074	377,862	123,200
Income (loss) from operations	(2,607)	6,422	529	10,259
Other expense (income):
Interest expense	29,290	8,920	57,971	17,288
Acquisition-related costs	86	4,350	468	5,628
Other non-operating income, net	(2,421)	—	(2,479)	(3,366)
Total other expense, net	26,955	13,270	55,960	19,550
Loss before income taxes	(29,562)	(6,848)	(55,431)	(9,291)
Income tax expense (benefit)	(3,483)	6	(2,920)	71
Net loss	(26,079)	(6,854)	(52,511)	(9,362)
Less: Net income attributable to noncontrolling interests	4,390	502	8,769	871
Net loss attributable to common shareholders	$(30,469)	$(7,356)	$(61,280)	$(10,233)
Net loss per share attributable to common shareholders:
Basic and diluted	$(0.34)	$(0.10)	$(0.69)	$(0.15)
The following table summarizes statistical information regarding our radiology scan volumes and oncology patient starts:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
MRI scans	225	96	129	134%	439	184	255	139%
PET/CT scans	33	1	32	3,200%	65	3	62	2,067%
Other modalities	306	253	53	21%	600	511	89	17%
Total	564	350	214	61%	1,104	698	406	58%
Total Oncology patient starts	2	—	2	nmf	5	—	5	nmf

The following table summarizes our revenues by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Radiology	$160,867	$69,496	$316,207	$133,459
Oncology	31,261	—	62,184	—
	$192,128	$69,496	$378,391	$133,459

The following table summarizes the components of our cost of operations, excluding depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Employee compensation	$72,021	$23,792	$147,148	$46,910
Third-party services and professional fees	29,919	7,758	59,096	14,617
Rent and utilities	12,742	7,662	25,219	15,346
Reading fees	11,788	10,860	23,286	20,844
Administrative	11,467	4,829	23,091	9,185
Medical supplies and other	16,637	2,867	31,895	6,008
	$154,574	$57,768	$309,735	$112,910
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Revenues
Revenues for the three months ended June 30, 2022 were $192.1 million and increased by $122.6 million, or 176%, from the three months ended June 30, 2021. This increase includes $117.5 million of revenues contributed by Alliance during the three months ended June 30, 2022. The remaining increase in revenues during the three months ended June 30, 2022 was driven by an increase in scan volumes and a $0.7 million incremental revenue contribution from other acquisitions completed in the second quarter of 2021.
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the three months ended June 30, 2022 was $154.6 million and increased by $96.8 million, or 168%, from the three months ended June 30, 2021. This increase includes $91.9 million of costs incurred by Alliance during the three months ended June 30, 2022. The remaining increase was primarily driven by other acquisitions completed in the second quarter of 2021, higher employee compensation and third-party services and professional fees.
Employee Compensation
Employee compensation for the three months ended June 30, 2022 was $72.0 million and increased by $48.2 million, or 203%, from the three months ended June 30, 2021. This increase includes $46.3 million of costs incurred by Alliance during the three months ended June 30, 2022. The remaining increase was primarily driven by other acquisitions completed during 2021 and easing of the cost containment measures taken in 2020 in response to the COVID-19 pandemic. See “Recent Developments – COVID-19” above.
Third-Party Services and Professional Fees
Third-party services and professional fees for the three months ended June 30, 2022 were $29.9 million and increased by $22.2 million, or 286%, from the three months ended June 30, 2021. This increase includes $20.7 million of costs incurred by Alliance during the three months ended June 30, 2022.

Rent and Utilities
Rent and utilities for the three months ended June 30, 2022 were $12.7 million and increased by $5.1 million, or 66%, from the three months ended June 30, 2021. The increase was driven primarily by rent and utilities incurred by Alliance during the three months ended June 30, 2022. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the three months ended June 30, 2022 were $11.8 million and increased by $0.9 million, or 9%, from the three months ended June 30, 2021. Our reading fees are primarily based on the volume of procedures performed. The increase includes $0.7 million of costs incurred by Alliance during the three months ended June 30, 2022.
Administrative Expenses
Administrative expenses for the three months ended June 30, 2022 were $11.5 million and increased by $6.6 million, or 137%, from the three months ended June 30, 2021. This increase includes $6.1 million of costs incurred by Alliance during the three months ended June 30, 2022. The remaining increase was driven primarily by higher insurance costs.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the three months ended June 30, 2022 were $16.6 million and increased by $13.8 million, or 480%, from the three months ended June 30, 2021. The increase was driven primarily by medical supplies and other expenses incurred by Alliance during the three months ended June 30, 2022.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2022 was $25.2 million and increased by $20.6 million, or 450%, from the three months ended June 30, 2021. This increase is primarily due to $20.4 million of depreciation and amortization for Alliance during the three months ended June 30, 2022.
Restructuring Charges
Restructuring charges for the three months ended June 30, 2022 was $7.2 million compared to $0.0 million for the three months ended June 30, 2021. Restructuring charges are composed primarily of transformation costs of $4.0 million, lease termination costs of $1.8 million and domestication and related costs of $1.1 million. See further discussion in Note 16 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Severance and Related Costs
Severance and related costs for the three months ended June 30, 2022 was $5.6 million compared to $0.0 million for the three months ended June 30, 2021. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 16 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Other Expense (Income)
Interest expense for the three months ended June 30, 2022 was $29.3 million and increased by $20.4 million, or 228%, from the three months ended June 30, 2021. This increase is primarily due to the interest associated with the 2028 Senior Notes and Subordinated Notes that were issued during 2021 in connection with the acquisition of Alliance.
Acquisition-related costs for the three months ended June 30, 2022 were $0.1 million compared to $4.4 million for the three months ended June 30, 2021. This decrease is primarily due to reduced acquisition-related activities.
Other non-operating income for the three months ended June 30, 2022 was $2.4 million compared to $0.0 million for the three months ended June 30, 2021. The other non-operating income in 2022 includes a $1.0 million fair value adjustment of the derivative associated with the Subordinated Notes and $0.2 million of earnings from unconsolidated investees.

Income Tax Expense
Income tax expense (benefit) for the three months ended June 30, 2022 and 2021 was $(3.5) million and $0.0 million, respectively. The effective tax rate for the periods differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2022 was $4.4 million and increased by $3.9 million from the three months ended June 30, 2021. This increase is due to amounts attributable to Alliance during the three months ended June 30, 2022.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Revenues
Revenues for the six months ended June 30, 2022 were $378.4 million and increased by $244.9 million, or 184%, from the six months ended June 30, 2021. This increase includes $231.4 million of revenues contributed by Alliance during the six months ended June 30, 2022. The remaining increase in revenues during the six months ended June 30, 2022 was driven by an increase in scan volumes and a $4.2 million incremental revenue contribution from other acquisitions completed in 2021.
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the six months ended June 30, 2022 was $309.7 million and increased by $196.8 million, or 174%, from the six months ended June 30, 2021. This increase includes $181.1 million of costs incurred by Alliance during the six months ended June 30, 2022. The remaining increase was primarily driven by other acquisitions completed in the second quarter of 2021 and higher employee compensation and third-party services and professional fees.
Employee Compensation
Employee compensation for the six months ended June 30, 2022 was $147.1 million and increased by $100.2 million, or 214%, from the six months ended June 30, 2021. This increase includes $93.0 million of costs incurred by Alliance during the six months ended June 30, 2022. The remaining increase was primarily driven by other acquisitions completed during 2021 and easing of the cost containment measures taken in 2020 in response to the COVID-19 pandemic. See “Recent Developments – COVID-19” above.
Third-Party Services and Professional Fees
Third-party services and professional fees for the six months ended June 30, 2022 were $59.1 million and increased by $44.5 million, or 304%, from the six months ended June 30, 2021. This increase includes $39.8 million of costs incurred by Alliance during the six months ended June 30, 2022. The remaining increase in these fees was primarily due to other acquisitions completed during 2021 and higher professional fees.
Rent and Utilities
Rent and utilities for the six months ended June 30, 2022 were $25.2 million and increased by $9.9 million, or 64%, from the six months ended June 30, 2021. The increase was driven primarily by rent and utilities incurred by Alliance during the six months ended June 30, 2022. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the six months ended June 30, 2022 were $23.3 million and increased by $2.4 million, or 12%, from the six months ended June 30, 2021. Our reading fees are primarily based on the volume of procedures performed. The increase includes $1.4 million of costs incurred by Alliance during the six months ended June 30, 2022. The remaining increase was driven by other acquisitions completed during 2021.

Administrative Expenses
Administrative expenses for the six months ended June 30, 2022 were $23.1 million and increased by $13.9 million, or 151%, from the six months ended June 30, 2021. This increase includes $12.1 million of costs incurred by Alliance during the six months ended June 30, 2022. The remaining increase was driven primarily by higher insurance costs.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the six months ended June 30, 2022 were $31.9 million and increased by $25.9 million, or 431%, from the six months ended June 30, 2021. The increase was driven primarily by medical supplies and other expenses incurred by Alliance during the six months ended June 30, 2022.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2022 was $49.9 million and increased by $40.9 million, or 450%, from the six months ended June 30, 2021. This increase is primarily due to $40.3 million of depreciation and amortization for Alliance during the six months ended June 30, 2022.
Restructuring Charges
Restructuring charges for the six months ended June 30, 2022 was $7.3 million compared to $0.0 million for the six months ended June 30, 2021. Restructuring charges are composed primarily of transformation costs of $4.0 million, lease termination costs of $1.8 million and domestication and related costs of $1.1 million. See further discussion in Note 16 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Severance and Related Costs
Severance and related costs for the six months ended June 30, 2022 was $7.8 million compared to $0.0 million for the six months ended June 30, 2021. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 16 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Other Expense (Income)
Interest expense for the six months ended June 30, 2022 was $58.0 million and increased by $40.7 million, or 235%, from the six months ended June 30, 2021. This increase is primarily due to the interest associated with the 2028 Senior Notes and Subordinated Notes that were issued during 2021 in connection with the acquisition of Alliance.
Acquisition-related costs for the six months ended June 30, 2022 were $0.5 million compared to $5.6 million for the six months ended June 30, 2021. This decrease is primarily due to reduced acquisition-related activities.
Other non-operating income for the six months ended June 30, 2022 was $2.5 million compared to $3.4 million for the six months ended June 30, 2021. The other non-operating income in 2022 includes a $0.8 million fair value adjustment of the derivative associated with the Subordinated Notes and $0.5 million of earnings from unconsolidated investees. The other non-operating income in 2021 consists primarily of a $3.4 million gain on the conversion of a debt investment to an equity investment.
Income Tax Expense
Income tax expense (benefit) for the six months ended June 30, 2022 and 2021 was $(2.9) million and $0.1 million, respectively. The effective tax rate for the periods differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the six months ended June 30, 2022 was $8.8 million and increased by $7.9 million from the six months ended June 30, 2021. This increase is due to amounts attributable to Alliance during the six months ended June 30, 2022.

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
We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization, restructuring charges, severance and related costs, settlements and related costs (recoveries), stock-based compensation, losses (gains) on disposal of property and equipment, acquisition-related costs, financial instrument revaluation adjustments, gain on conversion of debt to equity investment, deferred rent expense, impairment charges, other losses (gains), and one-time adjustments. EBITDA and Adjusted EBITDA are non-GAAP financial measures used as analytical indicators by us and the healthcare industry to assess business performance and are measures of leverage capacity and ability to service debt. EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. EBITDA and Adjusted EBITDA are not financial measures determined in accordance with GAAP and are therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of our net loss, the most directly comparable GAAP financial measure, to total EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(26,079)	$(6,854)	$(52,511)	$(9,362)
Interest expense	29,290	8,920	57,971	17,288
Income tax expense (benefit)	(3,483)	6	(2,920)	71
Depreciation and amortization	25,200	4,584	49,931	9,073
EBITDA	24,928	6,656	52,471	17,070
Adjustments:
Restructuring charges	7,244	—	7,324	—
Severance and related costs	5,559	—	7,797	—
Settlements, recoveries and related costs	814	(318)	677	(341)
Stock-based compensation	758	785	1,819	1,212
Loss on disposal of property and equipment, net	170	255	372	346
Acquisition-related costs	86	4,350	468	5,628
Fair value adjustment on derivative	(1,009)	—	(839)	—
Gain on conversion of debt to equity investment	—	—	—	(3,360)
Deferred rent expense	247	459	579	904
Other, net	(613)	23	(466)	(46)
Adjusted EBITDA	$38,184	$12,210	$70,202	$21,413
The following table summarizes our Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA:
Radiology	$35,692	$14,346	$64,281	$25,189
Oncology	10,302	—	20,335	—
Corporate	(7,810)	(2,136)	(14,414)	(3,776)
	$38,184	$12,210	$70,202	$21,413
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank borrowings. The following table presents a summary of our consolidated cash flows and the ending balance of our cash and cash equivalents:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash and cash equivalents at beginning of period	$48,419	$44,396
Net cash provided by operating activities	21,079	2,761
Net cash used in investing activities	(14,503)	(42,921)
Net cash provided by (used in) financing activities	(16,548)	70,153
Cash and cash equivalents at end of period	$38,447	$74,389

Cash Flows from Operating Activities
Cash provided by operating activities was $21.1 million for the six months ended June 30, 2022 and consisted of a net loss of $52.5 million adjusted for certain non-cash items and changes in certain operating assets and liabilities. The primary non-cash charges included in the net loss are $49.9 million of depreciation and amortization and $24.6 million of non-cash interest expense. Changes in operating assets and liabilities, net of acquisitions, provided $0.6 million of operating cash driven primarily by a $6.5 million increase in accounts payable and other liabilities, partially offset by a $4.5 million increase in accounts receivable and a $1.9 million increase in prepaid expenses and other assets.
Cash Flows from Investing Activities
During the six months ended June 30, 2022, cash used in investing activities was $14.5 million, a decrease of $28.4 million from the comparable period in 2021. The six months ended June 30, 2021 included $35.7 million of cash used for acquisitions, net of cash acquired. Purchases of property and equipment during the six months ended June 30, 2022 were $15.5 million, an increase of $12.9 million from the comparable period in 2021. Cash used in investing activities during the six months ended June 30, 2021 also included a $4.6 million equity investment in an unconsolidated company.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, cash used in financing activities was $16.5 million compared to cash provided by financing activities of $70.2 million during the six months ended June 30, 2021. Cash used in financing activities during the six months ended June 30, 2022 included principal payments on the revolving loan of $20.0 million, distributions paid to noncontrolling interests of $14.1 million, and principal payments on long-term debt and finance leases of $12.7 million, partially offset by proceeds from the revolving loan of $20.0 million and proceeds from long-term debt of $10.3 million. The cash provided by financing activities during the six months ended June 30, 2021 was composed primarily of proceeds from long-term debt of $78.8 million, partially offset by the payment of an earn-out liability of $4.7 million, principal payments on long-term debt and finance leases of $1.8 million, and payment of debt issuance costs of $1.2 million.
Liquidity Outlook
Cash and cash equivalents were $38.4 million as of June 30, 2022. In addition, we have a revolving credit facility under which we may borrow up to $55.0 million for working capital and other general corporate purposes. As of June 30, 2022, there were no borrowings outstanding under the revolving credit facility. We believe that our existing cash, cash equivalents and expected future cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months and there can be no assurance that sources of liquidity will be available to us at that time.
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
For a description of contractual obligations, such as debt, finance leases and operating leases, see Note 8, Note 9 and Note 10 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies and estimates during the six-month period ended June 30, 2022 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2022.
Identification of Material Weakness for the Quarter Ended December 31, 2021
Accounting Estimates and the Use of Specialists
Management concluded a material weakness in internal control over financial reporting existed relating to the oversight and review of the work performed by third-party specialists, the application of certain accounting principles and the coordination between specialists. Specialists were used in the preparation of (i) our purchase price allocation pursuant to ASC 805, Business Combinations, (ii) the adoption of ASC 842, Leases, in connection with the Alliance Acquisition, and (iii) the valuation of warrants issued in connection with a debt financing arrangement. The control deficiency could have resulted in a misstatement of certain accounting estimates or disclosures that would have resulted in a material misstatement of our annual consolidated financial statements that would not have been prevented or detected on a timely basis.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Management is committed to the remediation efforts to address material weaknesses, as well as continuously enhancing our internal controls. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2021, the Company’s Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over the processes related to (i) estimates for implicit price concessions, (ii) identifying whether component parts replaced in its equipment should be classified as capital or as a repair and maintenance expense, and (iii) reviewing the quarterly tax provision.

We have implemented remedial actions to resolve these material weaknesses, specifically:
•Management enhanced its methodology that quantifies and considers the effects of implicit price concessions on the recognition of accounts receivable and collection history on a consolidated basis which will allow for timely recording of the impact to net revenue and accounts receivable due to changes to implicit price concessions if necessary.
•Management has put in place controls to ensure its procedures to evaluate the appropriate accounting for component parts that are replaced when equipment is repaired.
•Management has taken steps to enhance the review of the quarterly tax provision to include a process for reviewing information underlying discrete transactions in the quarterly income tax provision.

Management has completed its remediation efforts related to these material weaknesses as of the date of this filing. Accordingly, management deems these material weaknesses to be fully remediated as of the date of the filing of this Quarterly Report on Form 10-Q.

Management has made financial reporting control changes to address the material weakness relating to the process for evaluating the qualifications of third-party specialists, defining the scope of work to be performed, and reviewing all estimates prepared by specialists. Management has taken steps to enhance its evaluation of the qualifications of third-party specialists and defining the scope of work to be performed, as well as enhance the review process for all estimates prepared by specialists, including a detailed review of all work performed by specialists, by team members with the appropriate level of experience and knowledge and review the specialists work for compliance with accounting standards.

To further remediate the material weakness identified herein, the management team, including the Chief Executive Officer and Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal control, control consciousness and a strong control environment. We also expect to continue to review, optimize, and enhance our financial reporting controls and procedures. This material weakness will not be considered remediated until the applicable remediated control operates for a sufficient period of time and management has concluded that this control is operating effectively.

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

If the remedial measures described above are insufficient to address the material weaknesses described above, or are not implemented timely, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and could have the effects described in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation efforts described above.

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
Item 1A. Risk Factors

Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were No material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 dated March 16, 2022 and filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Our common shares may be delisted from the Nasdaq Stock Market or the Toronto Stock Exchange, which could negatively impact the price of our common shares, liquidity and our ability to access the capital markets.

The listing standards of the Nasdaq Stock Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum shareholders’ equity, minimum market value of publicly held shares and various additional requirements. On June 10, 2022, the Company received a written notification (the “Notice”) from the Nasdaq Stock Market that the closing bid price for its common shares had been below $1.00 for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Stock Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

Under the Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of the Notice, or December 7, 2022 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common shares must be at least $1.00 for a minimum of ten consecutive business days prior to the Compliance Date. In the event the Company does not regain compliance by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify for this second compliance period, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Stock Market, with the exception of the Bid Price Requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

There can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement, or will otherwise be in compliance with other Nasdaq Listing Rules. If the Company fails to regain compliance with the Bid Price Requirement, or is otherwise not in compliance with other Nasdaq Listing Rules, our common shares may be delisted.

The Toronto Stock Exchange may suspend from trading and delist an issuer’s securities if it determines that the issuer has failed to comply with the provisions of its listing agreement or with any other requirement of the Toronto Stock Exchange or such action is necessary in the public interest. The Toronto Stock Exchange has adopted certain quantitative and qualitative criteria under which it will normally consider the suspension from trading and delisting of securities including the financial condition and/or operating results of the issuer and the market value and public distribution of the issuer. Notwithstanding the foregoing, the Toronto Stock Exchange has authority to suspend from trading and delist securities whether or not such delisting criteria is applicable. If our common shares are delisted from the Toronto Stock Exchange, it could reduce the price of our common shares and the levels of liquidity available to our shareholders.

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
If our common shares were no longer listed on the Nasdaq Stock Market or the Toronto Stock Exchange, investors might only be able to trade on one of the over-the-counter markets, including the OTC Bulletin Board ® or in the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our common shares not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;
•a limited amount of news and analyst coverage for us; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Risks relating to the Domestication

The rights of our shareholders under Ontario law will differ from their rights under Delaware law, which will, in some cases, provide less protection to shareholders following the Domestication.

At the Annual General and Special Meeting of our shareholders held on June 30, 2022 (the “Meeting”), our shareholders passed a special resolution authorizing the Board of Directors, in its sole discretion, to change our jurisdiction of incorporation from the province of Ontario to the State of Delaware in the United States of America (the “Domestication”).

Upon consummation of the Domestication, our shareholders will become stockholders of a Delaware corporation. There are material differences between the OBCA and the DGCL and our current articles and proposed charter and by-laws. For example, under Ontario law, many significant corporate actions such as amending a corporation’s articles of incorporation, certain amalgamations (other than with a direct or indirect wholly-owned subsidiary), continuances, and sales, leases or exchanges of all or substantially all the property of a corporation other than in the ordinary course of business, and other corporate actions such as liquidations, dissolutions and (if ordered by a court) arrangements and consummating a merger require the approval of at least two-thirds of the votes cast by shareholders, whereas under Delaware law, all that is required is a simple majority of the total voting power of all of those entitled to vote on the matter. Furthermore, shareholders under Ontario law are entitled to dissent with respect to a number of extraordinary corporate actions, including an amalgamation with another unrelated corporation, certain amendments to a corporation’s articles of incorporation or the sale of all or substantially all of a corporation’s assets, whereas under Delaware law, stockholders are only entitled to appraisal rights for certain mergers or consolidations. As shown by the examples above, if the Domestication is consummated, our shareholders, in certain circumstances, may be afforded less protection under the DGCL than they had under the OBCA.

The proposed Domestication will result in additional direct and indirect costs whether or not completed.

The Domestication will result in additional direct costs. We will incur attorneys’ fees, accountants’ fees, filing fees, mailing expenses, franchise taxes and financial printing expenses in connection with the Domestication. The Domestication may also result in certain indirect costs by diverting the attention of our management and employees from the day-to-day management of the business, which may result in increased administrative costs and expenses.

The Domestication may result in adverse U.S. federal income tax consequences for shareholders.

A U.S. Holder of the Company’s common shares, who on the date of the Domestication beneficially own (directly, indirectly or constructively) 10% or more of the total combined voting power of all classes of common shares entitled to vote or 10% or more of the total value of shares of all classes of stock (a “U.S. Holder”), may be subject to U.S. federal income tax as a result of the Domestication.

A U.S. Holder who on the day of the Domestication beneficially owns (actually or constructively) common shares with a fair market value of $50,000 USD or more, but less than 10% of the total combined voting power of all classes of common shares entitled to vote or less than 10% of the total combined value of all classes of common shares, generally will recognize gain (but not loss) in respect of the Domestication as if such holder exchanged its common shares for Akumin Delaware common shares in a taxable transaction, unless such U.S. Holder elects in accordance with applicable Treasury Regulations to include in income, as a dividend, the “all earnings and profits amount” (as defined in the Treasury Regulations) attributable to the common shares held directly by such holder.

A U.S. Holder who on the day of the Domestication beneficially owns (actually or constructively) 10% or more of the total combined voting power of all classes of common shares entitled to vote or 10% or more of the total value of shares of all classes of stock, will generally be required to include in income, as a dividend, the “all earnings and profits amount” attributable to the common shares held directly by such holder.

The Company has estimated its earnings and profits for the tax years 2015, when the Company was formed, through 2021. Based on these estimates, the Company believes it has cumulative negative earnings and profits through 2021. However, there can be no assurance the IRS would agree with our earnings and profits calculations. If the IRS does not agree with our earnings and profits calculations, a shareholder may owe additional U.S. federal income taxes as a result of the Domestication. The Company intends to provide on the investor relations section of its website (https://akumin.com/investor-relations/) information regarding the Company’s earnings and profits for the years 2015 through 2021, which will be updated to include 2022 (through the date of the Domestication) once the information is available. Currently, the Company anticipates that it will not generate a positive earnings and profits in 2022 through the date of the Domestication. However, there can be no assurance that once all of the Company’s activities through the date of the Domestication are considered, the Company’s 2022 earnings and profits will remain negative.

Additionally, proposed Treasury Regulations with a retroactive effective date have been promulgated under Section 1291(f) of the Code which generally require that, a U.S. person who disposes of stock of a passive foreign investment company (“PFIC”) must recognize gain equal to the excess of the fair market value of such PFIC stock over its adjusted tax basis, notwithstanding any other provision of the Code. The Company believes that it was not a PFIC before 2022 and it does not anticipate that it will be a PFIC in 2022, but there can be no assurance that the Company will not become a PFIC in 2023. Accordingly, the Domestication will likely not be a taxable event for any U.S. Holder under the PFIC rules if the Domestication occurs during 2022. The determination of whether a foreign corporation is a PFIC is primarily factual and there is little administrative or judicial authority on which to rely to make a determination. Therefore, the IRS might not agree that the Company is not and has never been a PFIC. If the Company is considered a PFIC for U.S. federal income tax purposes, the proposed Treasury Regulations, if finalized in their current form, would generally require U.S. Holders of common shares to recognize gain on the deemed exchange of common shares for Akumin Delaware common shares pursuant to the Domestication unless such U.S. Holder has made certain tax elections with respect to such holder’s common shares. The tax on any such gain would be imposed at the rate applicable to ordinary income and an interest charge would apply based on complex rules designed to offset the tax deferral to such holders on the undistributed earnings, if any, of the Company. It is not possible to determine at this time whether, in what form, and with what effective date, final Treasury Regulations under Section 1291(f) will be adopted.

Additionally, non-U.S. Holders of the Company’s common shares may become subject to withholding tax on any dividends paid on our stock subsequent to the Domestication.

All holders are strongly urged to consult a tax advisor for the tax consequences of the Domestication to their particular situation.

The Domestication may give rise to Canadian corporate tax.

For purposes of the Income Tax Act (Canada) (the “Canadian Tax Act”), the Company’s taxation year will be deemed to have ended immediately prior to it ceasing to be a resident of Canada. Immediately prior to the time of this deemed year-end, the Company will be deemed to have disposed of each of its properties for proceeds of disposition equal to the fair market value of all such properties at that time and will be deemed to have reacquired such properties for a cost amount equal to such proceeds of disposition. The Company will be subject to income tax under Part I of the Canadian Tax Act on any income and net taxable capital gains which arise as a result of this deemed disposition. The Company will also be subject to “emigration tax” under Part XIV of the Canadian Tax Act on the amount by which the fair market value, immediately before the Company’s deemed year end, of all of its properties exceeds the total of certain of its liabilities and the paid-up capital, determined for purposes of that emigration tax, of all the issued and outstanding shares of the Company immediately before such deemed year end.

The quantum of tax payable, if any, by the Company upon the Domestication will depend upon a number of considerations including valuation of the Company’s assets, the amount of its liabilities, its shareholder composition, as well as certain Canadian tax amounts, accounts and balances of the Company, each as of the time of the Domestication. There can be no assurances that material adverse tax consequences will not result from the Domestication or the transactions completed in relation to the Domestication in Canada. In addition, it is possible that following the Domestication, the Canada Revenue Agency may disagree with the Company’s determination of the fair market value of its properties at the relevant time or the Company’s determination of any of its tax accounts or tax attributes. As a result, the quantum of Canadian tax payable by the Company may significantly exceed the Company’s estimates. Any such adverse tax consequences could adversely affect Akumin (as a Delaware corporation) and its share price.

It is possible that if our Board of Directors is not satisfied with the anticipated Canadian tax consequences of the Domestication, it may not proceed with the Domestication.

Risks Relating to the Consolidation

There are certain risks associated with the Consolidation.

At the Meeting, our shareholders passed a special resolution authorizing the Board of Directors, in its sole discretion, to consolidate all of the shares of the common stock on the basis of a consolidation ratio of one new common share for up to every four old common shares, to be determined at Board of Director’s discretion, and to amend the Company’s articles accordingly (the “Consolidation”).

There can be no assurance that the total market capitalization of the common shares of the Company (the aggregate value of all common shares at the then market price) immediately after the Consolidation will be equal to or greater than the total market capitalization immediately before the Consolidation. In addition, there can be no assurance that the per share market price of the common shares following the Consolidation will remain higher than the per share market price immediately before the Consolidation or equal or exceed the direct arithmetical result of the Consolidation. In addition, a decline in the market price of the common shares after the Consolidation may result in a greater percentage decline than would occur in the absence of a Consolidation, and the liquidity of the common shares could be adversely affected. Further, there can be no assurance that, if the Consolidation is implemented, the margin terms associated with the purchase of common shares will improve or that the Company will be successful in receiving increased attention from institutional investors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 9, 2022, the Company entered into amended and restated employment agreements with Riadh Zine (the Company's Chairman of the Board of Directors and Chief Executive Officer), Rohit Navani (the Company's Executive Vice President and Chief Transformation Officer), and Matthew Cameron (the Company's Chief Legal Officer and Corporate Secretary) (collectively, the "A&R Employment Agreements"). The A&R Employment Agreements amend and restate the employment agreements that Mr. Zine, Mr. Navani, and Mr. Cameron previously entered into with the

Company. The A&R Employment Agreements did not materially amend the terms of the respective employment agreements other than to reflect that each of these named executive officers are resident in the United States.
The A&R Employment Agreements are filed herewith as Exhibits 10.1, 10.2, and 10.3, respectively, and are incorporated by reference herein.
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Amended and Restated Employment Agreement by and between Akumin Inc. and Riadh Zine, dated as of August 9, 2022

10.2	Amended and Restated Employment Agreement by and between Akumin Inc. and Rohit Navani, dated as of August 9, 2022

10.3	Amended and Restated Employment Agreement by and between Akumin Inc. and Matthew Cameron, dated as of August 9, 2022

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKUMIN INC.

By:	/s/ Riadh Zine
Riadh Zine Chairman, Chief Executive Officer and Director
Date: August 9, 2022