Form 10-Q
period 2022-09-30
AKUMIN INC.
filed 2022-11-09
CIK 1776197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to______________
Commission file number: 333-261815
___________________________
AKUMIN INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	88-4139425
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8300 W. Sunrise Boulevard
Plantation, Florida 33322
(844) 730-0050
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)
Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AKU	The Nasdaq Stock Market
Common Stock, $0.01 par value per share	AKU	The Toronto Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 7, 2022, there were 89,661,513 common shares outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AKUMIN INC.

AKUMIN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$59,356	$48,419
Accounts receivable	112,376	121,525
Prepaid expenses	8,443	8,196
Other current assets	9,151	7,025
Total current assets	189,326	185,165
Property and equipment, net	229,722	259,122
Operating lease right-of-use assets	173,325	194,565
Goodwill	795,610	840,353
Other intangible assets, net	397,185	414,146
Other assets	24,070	25,475
Total assets	$1,809,238	$1,918,826
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$27,696	$34,326
Current portion of long-term debt	18,714	14,789
Current portion of obligations under finance leases	5,963	6,460
Current portion of obligations under operating leases	17,864	20,794
Accrued liabilities	97,062	87,813
Total current liabilities	167,299	164,182
Long-term debt, net of current portion	1,242,181	1,197,596
Obligations under finance leases, net of current portion	15,037	15,951
Obligations under operating leases, net of current portion	165,882	184,375
Other liabilities	21,890	35,574
Total liabilities	1,612,289	1,597,678
Redeemable noncontrolling interests	34,200	37,469
Stockholders’ equity:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 89,661,513 shares issued and outstanding at September 30, 2022; 89,026,997 shares issued and outstanding at December 31, 2021	897	890
Additional paid-in capital	230,073	227,705
Accumulated other comprehensive income	87	18
Accumulated deficit	(238,575)	(123,424)
Total stockholders’ equity	(7,518)	105,189
Noncontrolling interests	170,267	178,490
Total equity	162,749	283,679
Total liabilities, redeemable noncontrolling interests and equity	$1,809,238	$1,918,826
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$186,605	$108,177	$564,996	$241,636
Operating expenses:
Cost of operations, excluding depreciation and amortization	150,674	90,964	460,409	203,874
Depreciation and amortization	25,079	11,286	75,010	20,359
Impairment charges	20,369	—	20,702	—
Restructuring charges	4,042	479	11,366	479
Severance and related costs	2,485	53	10,282	53
Settlements, recoveries and related costs	(576)	(52)	101	(394)
Stock-based compensation	556	785	2,375	1,997
Other operating expense (income), net	(7,574)	(68)	(7,328)	278
Total operating expenses	195,055	103,447	572,917	226,646
Income (loss) from operations	(8,450)	4,730	(7,921)	14,990
Other expense (income):
Interest expense	29,679	16,932	87,650	34,221
Acquisition-related costs	99	8,784	567	14,412
Other non-operating income, net	(521)	(96)	(3,000)	(3,462)
Total other expense, net	29,257	25,620	85,217	45,171
Loss before income taxes	(37,707)	(20,890)	(93,138)	(30,181)
Income tax expense (benefit)	12,038	(22,070)	9,118	(21,999)
Net income (loss)	(49,745)	1,180	(102,256)	(8,182)
Less: Net income attributable to noncontrolling interests	4,126	2,517	12,895	3,388
Net loss attributable to common stockholders	$(53,871)	$(1,337)	$(115,151)	$(11,570)
Comprehensive income (loss), net of taxes:
Net income (loss)	$(49,745)	$1,180	$(102,256)	$(8,182)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions, net of taxes	11	(8)	47	(8)
Reclassification adjustment for losses included in net loss, net of taxes	(4)	7	22	7
Other comprehensive income (loss)	7	(1)	69	(1)
Comprehensive income (loss), net of taxes	(49,738)	1,179	(102,187)	(8,183)
Less: Comprehensive income attributable to noncontrolling interests	4,126	2,517	12,895	3,388
Comprehensive loss attributable to common stockholders	$(53,864)	$(1,338)	$(115,082)	$(11,571)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.60)	$(0.02)	$(1.29)	$(0.16)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, June 30, 2021	71,303,427	$713	$164,551	$—	$(90,366)	$74,898	$4,202	$79,100
Net income (loss)	—	—	—	—	(1,337)	(1,337)	2,517	1,180
Issuance of common stock for acquisition consideration	14,223,570	142	30,723	—	—	30,865	—	30,865
Issuance of common stock - other	3,500,000	35	10,381	—	—	10,416	—	10,416
Warrants issued	—	—	33,096	—	—	33,096	—	33,096
Stock-based compensation	—	—	785	—	—	785	—	785
Other comprehensive loss	—	—	—	(1)	—	(1)	—	(1)
Acquisition of noncontrolling interests	—	—	—	—	—	—	212,210	212,210
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(3,160)	(3,160)
Balance, September 30, 2021	89,026,997	$890	$239,536	$(1)	$(91,703)	$148,722	$215,769	$364,491

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, June 30, 2022	89,516,513	$895	$229,519	$80	$(184,704)	$45,790	$174,702	$220,492
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	—	(53,871)	(53,871)	3,758	(50,113)
Settlement of restricted share units	145,000	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	556	—	—	556	—	556
Other comprehensive income	—	—	—	7	—	7	—	7
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5,739)	(5,739)
Purchase accounting adjustments	—	—	—	—	—	—	(2,454)	(2,454)
Balance, September 30, 2022	89,661,513	$897	$230,073	$87	$(238,575)	$(7,518)	$170,267	$162,749
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2020	70,178,428	$702	$160,263	$—	$(80,133)	$80,832	$4,338	$85,170
Net income (loss)	—	—	—	—	(11,570)	(11,570)	3,388	(8,182)
Issuance of common stock for acquisition consideration	15,198,569	152	33,725	—	—	33,877	—	33,877
Issuance of common stock - other	3,500,000	35	10,381	—	—	10,416	—	10,416
Warrants issued	—	—	33,096	—	—	33,096	—	33,096
Stock options exercised	150,000	1	74	—	—	75	—	75
Stock-based compensation	—	—	1,997	—	—	1,997	—	1,997
Other comprehensive loss	—	—	—	(1)	—	(1)	—	(1)
Acquisition of noncontrolling interests	—	—	—	—	—	—	212,210	212,210
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(4,167)	(4,167)
Balance, September 30, 2021	89,026,997	$890	$239,536	$(1)	$(91,703)	$148,722	$215,769	$364,491

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2021	89,026,997	$890	$227,705	$18	$(123,424)	$105,189	$178,490	$283,679
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	—	(115,151)	(115,151)	11,413	(103,738)
Settlement of restricted share units	634,516	7	(7)	—	—	—	—	—
Stock-based compensation	—	—	2,375	—	—	2,375	—	2,375
Other comprehensive income	—	—	—	69	—	69	—	69
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(17,343)	(17,343)
Purchase accounting adjustments	—	—	—	—	—	—	(2,293)	(2,293)
Balance, September 30, 2022	89,661,513	$897	$230,073	$87	$(238,575)	$(7,518)	$170,267	$162,749
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(102,256)	$(8,182)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75,010	20,359
Impairment charges	20,702	—
Stock-based compensation	2,375	1,997
Non-cash interest expense	37,509	—
Amortization of deferred financing costs and accretion of discount/premium on long-term debt	71	1,959
Deferred income taxes	9,012	(22,731)
Distributions from unconsolidated investees	1,157	—
Earnings from unconsolidated investees	(738)	(46)
Gain on sale of accounts receivable	(7,603)	—
Other non-cash items, net	(247)	(3,032)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,923	875
Prepaid expenses and other assets	(1,967)	1,865
Accounts payable and other liabilities	7,388	16,924
Operating lease liabilities and right-of-use assets	(400)	2,761
Net cash provided by operating activities	55,936	12,749
Investing activities:
Purchases of property and equipment	(32,765)	(5,203)
Business acquisitions, net of cash acquired	—	(758,114)
Other investing activities	1,139	(4,563)
Net cash used in investing activities	$(31,626)	$(767,880)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Financing activities:
Proceeds from revolving loan	$29,000	$—
Principal payments on revolving loan	(29,000)	—
Proceeds from long-term debt	25,892	793,750
Principal payments on long-term debt	(12,829)	(2,697)
Principal payments on finance leases	(5,568)	(2,720)
Payment of debt issuance costs	—	(21,500)
Payment of earn-out liability	—	(4,689)
Proceeds from issuance of common stock	—	10,505
Payment of issuance costs for common stock and warrants	—	(1,871)
Distributions paid to noncontrolling interests	(20,868)	(4,167)
Net cash provided by (used in) financing activities	(13,373)	766,611
Net increase in cash and cash equivalents	10,937	11,480
Cash and cash equivalents, beginning of period	48,419	44,396
Cash and cash equivalents, end of period	$59,356	$55,876
Supplemental disclosure of cash flow information:
Interest paid	$47,774	$17,372
Income taxes paid, net	506	238
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	4,414	300
Derecognition of operating lease right-of-use assets and lease liabilities associated with lease terminations	6,561	1,058
Equipment acquired in exchange for finance lease obligations	4,197	1,299
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,159	2,022
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Akumin Inc. (the “Company” or “Akumin”) and do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2021.
On September 30, 2022, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware (the “Domestication”). The Company discontinued its existence as a corporation under Section 181 of the Ontario Business Corporations Act and, pursuant to Section 388 of the Delaware General Corporation Law (the “DGCL”), continued its existence under the DGCL as a corporation incorporated in the State of Delaware. In connection with the Domestication, the outstanding common shares of the Company were converted, on a one-for-one basis, into shares of common stock of the Company, respectively, as a corporation incorporated in the State of Delaware. Following the completion of the Domestication, the Company’s common stock will continue to be listed on the Nasdaq Stock Market and on the Toronto Stock Exchange under the symbol “AKU.” The business, assets and liabilities of the Company, as well as its principal place of business and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication.
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
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. ASU 2021-10 also adds a new Topic, Accounting Standards Codification ("ASC") 832, Government Assistance, to the FASB’s Codification. The disclosure requirements only apply to transactions with a government that are accounted for by

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
analogizing to either a grant model or a contribution model. The guidance in ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard as of January 1, 2022 and it did not have a material impact on the Company’s condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Effective
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2022. The Company is considered an Emerging Growth Company as classified by the Securities and Exchange Commission (“SEC”), which gives the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
this standard by allowing the private company timing for adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
3. Alliance Acquisition
On September 1, 2021, the Company acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owns 100% of the common stock of Alliance Healthcare Services, Inc. ("Alliance"), from Thaihot Investment Co., Ltd. for a total purchase price of $785.6 million (the “Alliance Acquisition”). The acquisition included Alliance’s ownership interests in its joint ventures.
As of the acquisition date, the Company had preliminarily estimated the fair value of the assets acquired and liabilities assumed and allocated a portion of the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Noncontrolling interests have also been recorded at estimated fair value as of the acquisition date. The fair value of the total enterprise applicable to joint ventures has been allocated to the individual joint ventures.
During the nine months ended September 30, 2022, the Company updated the preliminary assessment of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in certain changes to the preliminary amounts previously recorded. These changes were composed primarily of (i) a decrease in property and equipment acquired of $0.5 million due to a refinement in the valuation analysis, (ii) a decrease in other intangible assets of $1.2 million due to a refinement in the valuation analysis, partially offset by the valuation of a patent which had not previously been valued, (iii) a decrease in noncontrolling interests of $3.5 million due to a refinement in the valuation analysis, and (iv) a decrease in net deferred tax liabilities of $22.7 million due to further analysis of the difference between the book value and tax basis of the assets and liabilities reflected in the opening balance sheet of the acquired business, and the tax net operating loss carryforwards of both the acquired business and the acquiring business, as well as the valuation allowance required to reduce the carrying amount of deferred tax assets of the acquired business. The net effect of the changes to the preliminary fair value of the assets acquired and liabilities assumed resulted in a decrease in goodwill of $24.7 million. The final determination of the fair value of certain assets acquired and liabilities assumed, including deferred tax liabilities and the assignment of goodwill to reporting units, was finalized as of August 31, 2022.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
The following table summarizes the final assessment of fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(in thousands)
Assets acquired:
Cash and cash equivalents	$26,125
Net working capital	14,221
Property and equipment	205,940
Operating lease right-of-use assets	69,919
Goodwill	431,017
Intangibles – Customer contracts	264,401
Intangibles – Trade names	68,829
Intangibles – Third party management agreements	10,200
Intangibles – Patent	920
Intangibles – Certificates of need	69,558
Other assets	8,170
1,169,300
Liabilities assumed:
Equipment debt	54,539
Obligations under finance leases	9,041
Obligations under operating leases	74,290
Deferred tax liabilities	30,082
Other liabilities	7,234
175,186
Net assets acquired	994,114
Less redeemable noncontrolling interests	35,813
Less noncontrolling interests	172,685
Purchase price	$785,616
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
As a result of the financial relationship established between the Company and certain entities (the “Revenue Practices”) through respective management service agreements, the Revenue Practices individually qualify as VIEs as the Company, which provides them non-medical, technical and administrative services, has the power to direct their respective activities and the obligation to absorb their gains and losses. As a result, the Company is considered the primary beneficiary of the Revenue Practices, and accordingly, the assets and liabilities and revenues and expenses of the Revenue Practices are included in the condensed consolidated financial statements. The following information excludes any intercompany transactions and costs allocated by the Company to the Revenue Practices. As of September 30, 2022 and December 31, 2021, the Revenue Practices’ assets included in the Company’s condensed consolidated balance sheets were

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
$37.3 million and $20.4 million, respectively, and liabilities included in the Company’s condensed consolidated balance sheets were $4.7 million and $0.6 million, respectively. The assets of the Revenue Practices can only be used to settle their obligations. During the nine months ended September 30, 2022 and 2021, the Revenue Practices’ revenues were $137.2 million and $128.6 million, respectively, and the net cash provided by operating activities was $161.0 million and $135.1 million, respectively.
5. Sales of Accounts Receivable
The Company uses accounts receivable sales facilities as part of managing its cash flows and improving liquidity. The Company accounts for transfers of financial assets under ASC 860, “Transfers and Servicing,” as either sales or financings. Transfers of financial assets that result in sales accounting are those in which (1) the transfer legally isolates the transferred assets from the transferor, (2) the transferee has the right to pledge or exchange the transferred assets and no condition both constrains the transferee’s right to pledge or exchange the assets and provides more than a trivial benefit to the transferor, and (3) the transferor does not maintain effective control over the transferred assets. If the transfer does not meet these criteria, the transfer is accounted for as a financing. Financial assets that are treated as sales are removed from the Company’s accounts with any realized gain or loss reflected in earnings during the period of sale.
In August 2022, the Company entered into a One-Time Purchase Agreement (“OTPA”) with an independent third-party for the sale of certain existing accounts receivable that arose from healthcare services provided in the states of Georgia, Texas and Florida. Under the terms of the OTPA, the sale is on a non-recourse basis and the Company does not retain any interest in the receivables. In connection with the OTPA transaction, the Company sold accounts receivable with a carrying value of $20.3 million and received cash proceeds of $29.0 million. The transfer of accounts receivable under this agreement meets the criteria for a sale of financial assets. As a result, such receivables have been derecognized from the Company’s condensed consolidated balance sheet as of September 30, 2022 and the proceeds are included in cash flows from operating activities in the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2022.
In addition, the Company entered into a Master Purchase Agreement (“MPA”) with the same third-party to sell, on an ongoing basis and without recourse, future accounts receivable that arise from healthcare services provided in the states of Georgia, Texas and Florida. Under the MPA, the purchaser will buy from the Company accounts receivable that are acceptable to the purchaser and that the purchaser agrees to acquire. Either party may terminate the agreement at any time upon thirty days’ prior written notice to the other party.
In connection with the OTPA and MPA, the Company entered into a servicing agreement to service the accounts receivable arising from the state of Florida. In accordance with ASC 860, the Company recognized a $1.1 million servicing liability related to the OTPA transaction for the cost of future servicing of the accounts receivable. This liability was initially measured at fair value and is being subsequently amortized on a straight-line basis over the estimated collection period of three years. The fair value of the servicing liability was determined using unobservable Level 3 inputs by obtaining an estimated rate that would be charged by an unrelated entity to service the accounts receivable and applying that rate to the estimated collections. The servicing liability is included in accrued liabilities (current portion) and other liabilities (non-current portion) in the Company's condensed consolidated balance sheet as of September 30, 2022.
In connection with the OTPA transaction, the Company recorded a gain on sale of accounts receivable of $7.6 million, which is included in other operating expense, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
6. Property and Equipment
Property and equipment consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Medical equipment	$245,105	$227,796
Leasehold improvements	42,779	39,763
Equipment under finance leases	37,243	34,597
Office and computer equipment	20,484	16,701
Transportation and service equipment	11,672	8,996
Furniture and fixtures	3,372	3,130
Construction in progress	5,094	6,423
	365,749	337,406
Less accumulated depreciation	136,027	78,284
	$229,722	$259,122
Depreciation expense was $19.5 million and $9.4 million for the three months ended September 30, 2022 and 2021, respectively, and $59.4 million and $17.1 million for the nine months ended September 30, 2022 and 2021, respectively.
As of September 30, 2022 and December 31, 2021, the equipment under finance leases had a net book value of $21.0 million and $22.2 million, respectively.
7. Goodwill
Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Total
Balance, December 31, 2021	$681,993	$158,360	$840,353
Purchase accounting adjustments	732	(25,475)	(24,743)
Impairment	—	(20,000)	(20,000)
Balance, September 30, 2022	$682,725	$112,885	$795,610

The Company tests its goodwill and indefinite-lived intangible assets annually or more frequently depending on certain impairment indicators. Such indicators include a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate. During the three months ended September 30, 2022, the Company determined that potential indicators of impairment existed and thus performed a quantitative test for impairment at the reporting unit level as of August 31, 2022. In estimating fair values, the Company gave equal weight to an income approach (the DCF method) and a market approach (the GPC method).
Specifically, the Company utilized the following Level 3 estimates and assumptions in its analysis:

Discount rate	10.0% to 11.0%
Perpetual growth rate	2.5%
Tax rate	26.0%
Risk-free interest rate	3.5%
Revenue multiple	1.9 to 2.3
EBITDA multiple	8.0 to 12.0

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
The impairment test yielded a fair value for the Radiology reporting unit that exceeded its carrying value; therefore this reporting unit was not considered at risk of impairment. In connection with the interim impairment test for the Oncology reporting unit, the Company concluded that the carrying value exceeded its estimated fair value based on management's assessment of the outlook and long-term business plans for this division. Consequently, the Company recorded an impairment charge of $20.0 million related to goodwill for the Oncology reporting unit, which has been recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022.
Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the Company's impairment test.
8. Other Intangible Assets
Other intangible assets consist of the following:

(dollars in thousands)	Weighted Average Useful Life (in years)	September 30, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	20	$264,236	$(15,046)	$249,190	$266,224	$(4,437)	$261,787
Trade names	18	77,189	(9,928)	67,261	77,466	(6,054)	71,412
Management agreements	17	10,200	(650)	9,550	10,200	(200)	10,000
Other	5	5,734	(4,108)	1,626	4,814	(3,425)	1,389
Total		$357,359	$(29,732)	327,627	$358,704	$(14,116)	344,588
Certificates of Need				69,558			69,558
Total other intangible assets				$397,185			$414,146
The Company performs an impairment test when indicators of impairment are present. During the three months ended September 30, 2022, the Company determined that potential indicators of impairment existed and thus performed a quantitative assessment for impairment by comparing the carrying amount of certain assets to the undiscounted future net cash flows expected to be generated by the assets. Based on the assessment performed, the Company concluded that there was no impairment associated with its other intangible assets.
The aggregate amortization expense for the Company’s finite-lived intangible assets was $5.6 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively, and $15.6 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
9. Long-Term Debt
Long-term debt consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
2028 Senior Notes	$375,000	$375,000
2025 Senior Notes	475,000	475,000
Subordinated Notes	409,979	372,470
Equipment Debt	71,715	58,827
	1,331,694	1,281,297
Debt discount and deferred issuance costs	(70,799)	(68,912)
	1,260,895	1,212,385
Less current portion	18,714	14,789
Long-term debt, net of current portion	$1,242,181	$1,197,596
During the nine months ended September 30, 2022, the Company elected to pay interest in-kind on the Subordinated Notes pursuant to the original agreement and, accordingly, $37.5 million of accrued interest was added to the principal balance of the Subordinated Notes.
Certain of the debt obligations are subject to covenants with which the Company must comply on a quarterly or annual basis. The Company was in compliance with, or had received waivers for, all such covenants as of September 30, 2022.
10. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued compensation and related expenses	$32,687	$26,486
Accrued interest expense	19,252	16,840
Other	45,123	44,487
	$97,062	$87,813
11. Redeemable Noncontrolling Interests
The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the case of certain events, including (i) the expiration or termination of certain operating agreements of the joint venture, or (ii) the noncontrolling interests’ tax-exempt status is jeopardized by the joint venture.
As of September 30, 2022, the Company holds redeemable noncontrolling interests of $34.2 million, which are not currently redeemable or probable of becoming redeemable. The redemption of these noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered as the triggering events are generally not probable until they occur. As such, these noncontrolling interests have not been remeasured to redemption value.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
The following is a rollforward of the activity in the redeemable noncontrolling interests for the nine months ended September 30, 2022:

(in thousands)
Balance, December 31, 2021	$37,469
Net income attributable to redeemable noncontrolling interests	1,482
Distributions paid to redeemable noncontrolling interests	(3,525)
Purchase accounting adjustments	(1,226)
Balance, September 30, 2022	$34,200
12. Financial Instruments
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of September 30, 2022				Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Current and long-term assets:
Interest rate contracts	$—	$58	$—	$58	$—	$3	$—	$3
Current and long-term liabilities:
Derivative in subordinated notes	$—	$—	$6,412	$6,412	$—	$—	$7,522	$7,522
Interest rate contracts	$—	$—	$—	$—	$—	$53	$—	$53
The derivative in subordinated notes relates to the Change of Control Redemption Election included in the Subordinated Notes (see Note 9). The fair value of the Change of Control Redemption Election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the term. The estimated fair values of the Change of Control Redemption Election as of September 30, 2022 and December 31, 2021 use unobservable inputs for probability weighted time until an exit event of 3.7 years and 4.2 years, respectively, and an exit event probability weighting of 23.6% and 24.5%, respectively.
The following is a reconciliation of the opening and closing balances for the liability related to the embedded derivative included in the Subordinated Notes measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2022:

(in thousands)
Balance, December 31, 2021	$7,522
Change in fair value	(1,110)
Balance, September 30, 2022	$6,412
The $1.1 million change in the fair value of the derivative in subordinated notes was recorded as a gain and included in other non-operating income, net in the Company's condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
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

(in thousands)	September 30, 2022	December 31, 2021
2028 Senior Notes	$294,583	$345,938
2025 Senior Notes	387,202	446,500
Subordinated Notes	241,622	323,620
Equipment Debt	63,944	56,879
	$987,351	$1,172,937
As of September 30, 2022 and December 31, 2021, the estimated fair values of the 2028 Senior Notes and 2025 Senior Notes were determined using Level 2 inputs and the estimated fair values of the Subordinated Notes and Equipment Debt were determined using Level 3 inputs.
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
Financial instruments are classified into one of the following categories: amortized cost, fair value through earnings and fair value through other comprehensive income. The following table summarizes information regarding the carrying value of the Company’s financial instruments:

(in thousands)	September 30, 2022	December 31, 2021
Financial assets measured at amortized cost:
Cash and cash equivalents	$59,356	$48,419
Accounts receivable	112,376	121,525
	$171,732	$169,944
Financial liabilities measured at amortized cost:
Accounts payable	$27,696	$34,326
Current portion of long-term debt	18,714	14,789
Current portion of leases	23,827	27,254
Non-current portion of long-term debt	1,242,181	1,197,596
Non-current portion of leases	180,919	200,326
Accrued liabilities	97,062	87,813
	$1,590,399	$1,562,104
Financial liabilities measured at fair value through earnings:
Derivative in subordinated notes	$6,412	$7,522
Financial assets measured at fair value through other comprehensive income:
Interest rate contracts	$58	$3
Financial liabilities measured at fair value through other comprehensive income:
Interest rate contracts	$—	$53
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
Interest Rate Risk
Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Changes in lending rates can cause fluctuations in interest payments and cash flows. Certain of the Company’s equipment debt arrangements have interest rate swap agreements to hedge the future variable cash interest payments in order to avoid volatility in operating results due to fluctuations in interest rates. As of September 30, 2022 and December 31, 2021, the Company had $5.1 million and $1.8 million, respectively, of variable interest rate equipment debt that is not hedged. In addition, the Company is exposed to variable interest rates related to the 2020 Revolving Facility, which had no outstanding balance as of September 30, 2022 or December 31, 2021. The Company’s exposure to interest rate risk from a 1% increase or decrease in the variable interest rates is not material.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
13. Stockholders' Equity
In connection with the Domestication (Note 1), the Company amended its Certificate of Incorporation to provide for the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.01 per share. The effect of the change in the common stock from no par value to $0.01 par value per share has been reflected in the condensed consolidated financial statements on a retroactive basis for all periods presented.
Stock-Based Awards
The Company may grant stock-based awards to employees, directors and consultants under the Amended and Restated Restricted Share Unit Plan, adopted as of November 14, 2017 (the “RSU Plan”) and the Amended and Restated Stock Option Plan, adopted as of November 14, 2017 (the “Stock Option Plan” and together with the RSU Plan, the “2017 Stock Plans”). Under the 2017 Stock Plans, the collective maximum number of shares reserved for issuance is equal to 10% of the number of capital shares of the Company that are outstanding from time to time. As of September 30, 2022 and December 31, 2021, common shares reserved for issuance under the 2017 Stock Plans were 8,966,151 and 8,902,699 respectively. The 2017 Stock Plans are administered by the Board of Directors, which has authority to select eligible persons to receive awards and to determine the terms and conditions of the awards.
Restricted Share Units
Restricted share units (“RSUs”) represent a right to receive a share of common stock at a future vesting date with no cash payment from the holder. RSUs granted generally vest over 2 years from the date of grant. A summary of RSU activity is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Outstanding and unvested at December 31, 2021	2,029,032	$2.41
Granted	799,085	1.10	$875
Vested	(634,516)	2.98	$1,891
Cancelled	(50,000)	1.69	$(85)
Outstanding and unvested at September 30, 2022	2,143,601	$1.77	$3,795
Stock Options
Stock options are awarded as consideration in exchange for services rendered to the Company. Stock options granted generally have terms of 7 to 10 years and vest over 3 years. A summary of the stock option activity is as follows:

	Number of Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,680,120	$2.54	4.4	$2,344
Outstanding at September 30, 2022	5,498,120	$2.50	3.6	$2,269
Exercisable at September 30, 2022	4,925,619	$2.41	3.5	$2,269
Aggregate intrinsic value for outstanding and exercisable stock options in the table above represents the difference between the closing stock price on September 30, 2022 and the exercise price multiplied by the number of in-the-money options.
No stock options were granted during the nine months ended September 30, 2022.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
14. Commitments and Contingencies
Purchase Commitments
The Company has certain binding purchase commitments primarily for the purchase of equipment from various suppliers. As of September 30, 2022, the obligations for these future purchase commitments totaled $50.7 million, of which $17.0 million is expected to be paid during the remaining three months of 2022 and $33.7 million is expected to be paid thereafter.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. As of September 30, 2022, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
15. Supplemental Revenue Information
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
The following table summarizes the components of the Company’s revenues by payor category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Patient fee payors:
Commercial	$66,760	$60,010	$207,470	$165,612
Medicare	20,304	13,158	62,478	30,149
Medicaid	3,111	980	9,560	4,837
Other patient revenue	3,053	2,933	9,540	8,193
	93,228	77,081	289,048	208,791
Hospitals and healthcare providers	91,092	30,081	269,202	30,081
Other revenue	2,285	1,015	6,746	2,764
	$186,605	$108,177	$564,996	$241,636
16. Cost of Operations, excluding Depreciation and Amortization
The following table summarizes the components of the Company’s cost of operations, excluding depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Employee compensation	$67,278	$41,247	$214,426	$88,156
Third-party services and professional fees	30,233	15,154	89,271	29,771
Rent and utilities	12,894	9,507	38,114	24,853
Reading fees	11,379	10,797	34,665	31,642
Administrative	12,473	7,156	35,621	16,341
Medical supplies and other	16,417	7,103	48,312	13,111
	$150,674	$90,964	$460,409	$203,874

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
17. Supplemental Statement of Operations Information
Impairment Charges
Impairment charges relate to the following assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Goodwill (Note 7)	$20,000	$—	$20,000	$—
Property and equipment	369	—	702	—
	$20,369	$—	$20,702	$—
Restructuring Charges
Restructuring charges consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Transformation costs	$3,363	$—	$7,388	$—
Lease termination costs	—	—	1,840	—
Domestication and related costs	350	—	1,413	—
Other	329	479	725	479
	$4,042	$479	$11,366	$479
Transformation costs consist of third-party consulting fees associated with a significant project to identify, plan, and implement various business improvement initiatives designed to enhance growth opportunities and improve operations. The project is expected to continue into 2024. The consulting agreement provides for fixed fees totaling $12.5 million, milestone fees totaling up to $7.0 million that are earned upon the achievement of certain milestones, and performance fees totaling up to $15.0 million that are earned based on the achievement of certain performance results during the period of the contract. The Company recognizes the fixed fees over the contract period as the services are rendered. Milestone and performance fees that are probable of ultimately being paid are recognized based on a percentage of achievement of the related milestone or performance result. As of September 30, 2022, the accrued liability for unpaid transformation consulting costs was $3.9 million.
Lease termination costs relate to a $1.8 million payment made in May 2022 pursuant to an agreement to early terminate the lease for one of the Company’s office facilities. In addition, the Company derecognized $3.2 million for the related operating lease right-of-use asset and the associated lease liability during the three months ended June 30, 2022.
Domestication and related costs consist of professional fees incurred related to the change in the Company’s jurisdiction of incorporation from the province of Ontario (Canada) to the State of Delaware (USA) (See Note 1).
Severance and Related Costs
Severance and related costs represent costs associated with employees whose employment with the Company has been terminated and are generally paid in the year recorded. During the nine months ended September 30, 2022, the Company implemented a small workforce reduction and recorded severance and related costs. In connection with certain terminated employees, severance benefits are being paid over periods of 12 to 18 months. As of September 30, 2022, the unpaid balance of severance and related costs totaled $6.3 million, of which $5.9 million will be paid during the next twelve months and the remaining $0.4 million will be paid thereafter.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)

Other Operating and Non-Operating Expense (Income)
Other operating expense (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Gain on sale of accounts receivable (Note 5)	$(7,603)	$—	$(7,603)	$—
Loss (gain) on disposal of property and equipment, net	26	(25)	398	321
Other, net	3	(43)	(123)	(43)
	$(7,574)	$(68)	$(7,328)	$278
Other non-operating income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Fair value adjustment on derivative in subordinated notes	$(271)	$(50)	$(1,110)	$(50)
Earnings from unconsolidated investees	(250)	(46)	(738)	(46)
Gain on conversion of debt to equity investment (Note 18)	—	—	—	(3,360)
Other, net	—	—	(1,152)	(6)
	$(521)	$(96)	$(3,000)	$(3,462)
18. Investments in Unconsolidated Investees
Effective March 1, 2021, the Company completed a common equity investment in an artificial intelligence business (“AI business”) as part of a private placement offering for $4.6 million. The AI business develops artificial intelligence aided software programs for use in medical businesses, including outpatient imaging services provided by the Company. As a result of the investment, a previous investment in a convertible note instrument issued by the AI business to the Company in May 2020 converted to common equity. Upon conversion, the Company’s total common equity investment was estimated to be valued at $8.0 million and represented a 34.5% interest in the AI business on a non-diluted basis. In addition, the Company holds share purchase warrants which, subject to the occurrence of certain events and certain assumptions, and the payment of $0.4 million, would entitle the Company to acquire an additional 2.4% ownership interest in the AI business common equity. During the nine months ended September 30, 2021, the Company recognized a gain of $3.4 million on the conversion of the convertible note instrument to common equity and the share purchase warrants. This gain is included in other non-operating income, net in the condensed consolidated statements of operations and comprehensive loss.
The Company has a 15% direct ownership in an unconsolidated investee and provides management services under a management agreement with the investee. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated investee, which reimburses the Company for the actual amount of the expenses incurred. The Company records the expenses in cost of operations and the reimbursement as revenue in the condensed consolidated statements of operations and comprehensive loss.
The financial position and results of operations of these unconsolidated investees are not material to the Company’s condensed consolidated financial statements.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
19. Income Taxes
The effective tax rate for the three and nine months ended September 30, 2022 and 2021 differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
20. Basic and Diluted Loss per Share
The loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net loss attributable to common stockholders	$(53,871)	$(1,337)	$(115,151)	$(11,570)
Weighted average common shares outstanding:
Basic and diluted	89,540,046	77,082,852	89,378,653	72,727,721
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.60)	$(0.02)	$(1.29)	$(0.16)
Employee stock options, warrants and restricted share units excluded from the computation of diluted per share amounts as their effect would be antidilutive	2,571,041	1,967,411	2,548,000	2,023,697
21. Segment Information
Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. Prior to the Alliance Acquisition, the Company had one reportable segment, which was outpatient diagnostic imaging services. As a result of the acquisition, the Company operates in two reportable segments: Radiology and Oncology. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenue and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA").
The following table summarizes the Company’s revenues by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Radiology	$155,062	$95,021	$471,269	$228,480
Oncology	31,543	13,156	93,727	13,156
	$186,605	$108,177	$564,996	$241,636
Adjusted EBITDA is defined as net income before interest expense, income tax expense (benefit), depreciation and amortization, impairment charges, restructuring charges, severance and related costs, settlements and related costs (recoveries), stock-based compensation, gain on sale of accounts receivable, losses (gains) on disposal of property and equipment, acquisition-related costs, financial instrument revaluation adjustments, gain on conversion of debt to equity investment, deferred rent expense, other losses (gains), and one-time adjustments. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and the items excluded from Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operating, investing or financing

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
activities, or other financial statement data presented in the condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals.
The following table summarizes the Company’s Adjusted EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA:
Radiology	$31,218	$16,572	$95,832	$42,495
Oncology	11,048	4,899	31,383	4,899
Corporate	(5,745)	(3,503)	(20,494)	(8,013)
	$36,521	$17,968	$106,721	$39,381
A reconciliation of the net income (loss) to total Adjusted EBITDA is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$(49,745)	$1,180	$(102,256)	$(8,182)
Interest expense	29,679	16,932	87,650	34,221
Income tax expense (benefit)	12,038	(22,070)	9,118	(21,999)
Depreciation and amortization	25,079	11,286	75,010	20,359
Impairment charges	20,369	—	20,702	—
Restructuring charges	4,042	479	11,366	479
Severance and related costs	2,485	53	10,282	53
Settlements, recoveries and related costs	(576)	(52)	101	(394)
Stock-based compensation	556	785	2,375	1,997
Gain on sale of accounts receivable	(7,603)	—	(7,603)	—
Loss (gain) on disposal of property and equipment, net	26	(25)	398	321
Acquisition-related costs	99	8,784	567	14,412
Fair value adjustment on derivative	(271)	(50)	(1,110)	(50)
Gain on conversion of debt to equity investment	—	—	—	(3,360)
Deferred rent expense	325	621	904	1,525
Other, net	18	45	(783)	(1)
Adjusted EBITDA	$36,521	$17,968	$106,721	$39,381

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2022
(Unaudited)
The following table summarizes the Company’s total assets by segment:

(in thousands)	September 30, 2022	December 31, 2021
Identifiable assets:
Radiology	$1,411,032	$1,451,905
Oncology	375,937	440,416
Corporate	22,269	26,505
	$1,809,238	$1,918,826
The following table summarizes the Company’s capital expenditures by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Capital expenditures:
Radiology	$16,081	$2,619	$29,541	$5,203
Oncology	1,207	—	3,041	—
Corporate	11	—	183	—
	$17,299	$2,619	$32,765	$5,203

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
Overview
On September 1, 2021, we acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owns 100% of the common stock of Alliance HealthCare Services, Inc. (“Alliance”), through our wholly owned indirect subsidiary Akumin Corp. (the “Alliance Acquisition”). Alliance is a leading national provider of radiology and oncology solutions to hospitals, health systems and physician groups. With the acquisition of Alliance, we provide fixed-site outpatient diagnostic imaging services through a network of approximately 180 owned and/or operated imaging locations; and outpatient radiology and oncology services and solutions to approximately 1,100 hospitals and health systems across 48 states. Our imaging procedures include magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology (X-ray), mammography and other related procedures. Our cancer care services include a full suite of radiation therapy and related offerings.
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
We currently operate in two reportable business segments: radiology and oncology. The following table summarizes our revenues by segment as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Radiology	83%	88%	83%	95%
Oncology	17%	12%	17%	5%
	100%	100%	100%	100%
Revenues consist primarily of net patient fees received from various payors and patients based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.
The following table summarizes the components of our revenues by payor category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Patient fee payors:
Commercial	$66,760	$60,010	$207,470	$165,612
Medicare	20,304	13,158	62,478	30,149
Medicaid	3,111	980	9,560	4,837
Other patient revenue	3,053	2,933	9,540	8,193
	93,228	77,081	289,048	208,791
Hospitals and healthcare providers	91,092	30,081	269,202	30,081
Other revenue	2,285	1,015	6,746	2,764
	$186,605	$108,177	$564,996	$241,636

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
We also face competition from other outpatient diagnostic imaging companies and oncology service providers in acquiring outpatient diagnostic imaging and oncology centers, which makes it more difficult to find attractive opportunities on acceptable terms. Accordingly, we may not be able to acquire rights to additional outpatient diagnostic imaging and oncology centers on acceptable terms.
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

	September 30, 2022	December 31, 2021
Radiology sites	183	188
Oncology sites	32	34
	215	222

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

Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues	$186,605	$108,177	$564,996	$241,636
Operating expenses:
Cost of operations, excluding depreciation and amortization	150,674	90,964	460,409	203,874
Depreciation and amortization	25,079	11,286	75,010	20,359
Impairment charges	20,369	—	20,702	—
Restructuring charges	4,042	479	11,366	479
Severance and related costs	2,485	53	10,282	53
Settlements, recoveries and related costs	(576)	(52)	101	(394)
Stock-based compensation	556	785	2,375	1,997
Other operating expense (income), net	(7,574)	(68)	(7,328)	278
Total operating expenses	195,055	103,447	572,917	226,646
Income (loss) from operations	(8,450)	4,730	(7,921)	14,990
Other expense (income):
Interest expense	29,679	16,932	87,650	34,221
Acquisition-related costs	99	8,784	567	14,412
Other non-operating income, net	(521)	(96)	(3,000)	(3,462)
Total other expense, net	29,257	25,620	85,217	45,171
Loss before income taxes	(37,707)	(20,890)	(93,138)	(30,181)
Income tax expense (benefit)	12,038	(22,070)	9,118	(21,999)
Net income (loss)	(49,745)	1,180	(102,256)	(8,182)
Less: Net income attributable to noncontrolling interests	4,126	2,517	12,895	3,388
Net loss attributable to common stockholders	$(53,871)	$(1,337)	$(115,151)	$(11,570)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.60)	$(0.02)	$(1.29)	$(0.16)
The following table summarizes statistical information regarding our radiology scan volumes and oncology patient starts:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2022	2021	Change	% Change	2022	2021	Change	% Change
MRI scans	220	138	82	59%	659	322	337	105%
PET/CT scans	34	11	23	209%	99	14	85	607%
Other modalities	291	290	1	—%	891	801	90	11%
Total	545	439	106	24%	1,649	1,137	512	45%
Total Oncology patient starts	3	1	2	nmf	8	1	7	nmf

The following table summarizes our revenues by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Radiology	$155,062	$95,021	$471,269	$228,480
Oncology	31,543	13,156	93,727	13,156
	$186,605	$108,177	$564,996	$241,636

The following table summarizes the components of our cost of operations, excluding depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Employee compensation	$67,278	$41,247	$214,426	$88,156
Third-party services and professional fees	30,233	15,154	89,271	29,771
Rent and utilities	12,894	9,507	38,114	24,853
Reading fees	11,379	10,797	34,665	31,642
Administrative	12,473	7,156	35,621	16,341
Medical supplies and other	16,417	7,103	48,312	13,111
	$150,674	$90,964	$460,409	$203,874
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Revenues
Revenues for the three months ended September 30, 2022 were $186.6 million and increased by $78.4 million, or 72%, from the three months ended September 30, 2021. This increase includes $77.2 million of incremental revenues contributed by Alliance during the three months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period.
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the three months ended September 30, 2022 was $150.7 million and increased by $59.7 million, or 66%, from the three months ended September 30, 2021. This increase includes $55.0 million of incremental costs incurred by Alliance during the three months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. The remaining increase was primarily driven by higher employee compensation and third-party services and professional fees.
Employee Compensation
Employee compensation for the three months ended September 30, 2022 was $67.3 million and increased by $26.0 million, or 63%, from the three months ended September 30, 2021. This increase includes $24.0 million of incremental costs incurred by Alliance during the three months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. The remaining increase was primarily driven by higher employee compensation and merit increases.
Third-Party Services and Professional Fees
Third-party services and professional fees for the three months ended September 30, 2022 were $30.2 million and increased by $15.1 million, or 100%, from the three months ended September 30, 2021. This increase includes $14.0 million of incremental costs incurred by Alliance during the three months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period.

Rent and Utilities
Rent and utilities for the three months ended September 30, 2022 were $12.9 million and increased by $3.4 million, or 36%, from the three months ended September 30, 2021. The increase was driven primarily by incremental rent and utilities incurred by Alliance during the three months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the three months ended September 30, 2022 were $11.4 million and increased by $0.6 million, or 5%, from the three months ended September 30, 2021. Our reading fees are primarily based on the volume of procedures performed. The increase includes $0.4 million of incremental costs incurred by Alliance during the three months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period.
Administrative Expenses
Administrative expenses for the three months ended September 30, 2022 were $12.5 million and increased by $5.3 million, or 74%, from the three months ended September 30, 2021. This increase includes $5.0 million of incremental costs incurred by Alliance during the three months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the three months ended September 30, 2022 were $16.4 million and increased by $9.3 million, or 131%, from the three months ended September 30, 2021. The increase was driven primarily by incremental medical supplies and other expenses incurred by Alliance during the three months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2022 was $25.1 million and increased by $13.8 million, or 122%, from the three months ended September 30, 2021. This increase is primarily due to $14.2 million of incremental depreciation and amortization for Alliance during the three months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period.
Impairment Charges
Impairment charges of $20.4 million for the three months ended September 30, 2022 consist primarily of a $20.0 million goodwill impairment in our Oncology reporting unit. See further discussion in Note 7 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Restructuring Charges
Restructuring charges for the three months ended September 30, 2022 were $4.0 million compared to $0.5 million for the three months ended September 30, 2021. Restructuring charges are composed primarily of transformation costs of $3.4 million and domestication and related costs of $0.4 million. See further discussion in Note 17 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Severance and Related Costs
Severance and related costs for the three months ended September 30, 2022 were $2.5 million compared to $0.1 million for the three months ended September 30, 2021. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 17 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.

Other Expense (Income)
Other operating income, net for the three months ended September 30, 2022 was $7.6 million compared to $0.1 million for the three months ended September 30, 2021. The other operating income, net in 2022 includes a $7.6 million gain on sale of accounts receivable. See further discussion in Note 5 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Interest expense for the three months ended September 30, 2022 was $29.7 million and increased by $12.7 million, or 75%, from the three months ended September 30, 2021. This increase is primarily due to the interest associated with the 2028 Senior Notes and Subordinated Notes that were issued during 2021 in connection with the Alliance Acquisition.
Acquisition-related costs for the three months ended September 30, 2022 were $0.1 million compared to $8.8 million for the three months ended September 30, 2021. This decrease is primarily due to reduced acquisition-related activities.
Other non-operating income for the three months ended September 30, 2022 was $0.5 million compared to $0.1 million for the three months ended September 30, 2021. The other non-operating income in 2022 includes a $0.3 million fair value adjustment of the derivative associated with the Subordinated Notes and $0.2 million of earnings from unconsolidated investees.
Income Tax Expense
Income tax expense (benefit) for the three months ended September 30, 2022 and 2021 was $12.0 million and $(22.1) million, respectively. The effective tax rate for the periods differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended September 30, 2022 was $4.1 million and increased by $1.6 million from the three months ended September 30, 2021. This increase is primarily due to amounts attributable to Alliance during the three months ended September 30, 2022.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Revenues
Revenues for the nine months ended September 30, 2022 were $565.0 million and increased by $323.4 million, or 134%, from the nine months ended September 30, 2021. This increase includes $308.5 million of incremental revenues contributed by Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. The remaining increase in revenues during the nine months ended September 30, 2022 was driven by an increase in scan volumes, lower implicit price concessions, and a $3.9 million incremental revenue contribution from other acquisitions completed in 2021.
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the nine months ended September 30, 2022 was $460.4 million and increased by $256.5 million, or 126%, from the nine months ended September 30, 2021. This increase includes $236.1 million of incremental costs incurred by Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. The remaining increase was primarily driven by other acquisitions completed in the second quarter of 2021 and higher employee compensation and third-party services and professional fees.
Employee Compensation
Employee compensation for the nine months ended September 30, 2022 was $214.4 million and increased by $126.3 million, or 143%, from the nine months ended September 30, 2021. This increase includes $117.0 million of incremental costs incurred by Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. The remaining increase was primarily driven by other acquisitions completed during 2021 and higher employee compensation and merit increases.
Third-Party Services and Professional Fees
Third-party services and professional fees for the nine months ended September 30, 2022 were $89.3 million and increased by $59.5 million, or 200%, from the nine months ended September 30, 2021. This increase includes $54.1 million of incremental costs incurred by Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. The remaining increase in these fees was primarily due to other acquisitions completed during 2021 and higher professional fees.
Rent and Utilities
Rent and utilities for the nine months ended September 30, 2022 were $38.1 million and increased by $13.3 million, or 53%, from the nine months ended September 30, 2021. The increase was driven primarily by incremental rent and utilities incurred by Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the nine months ended September 30, 2022 were $34.7 million and increased by $3.0 million, or 10%, from the nine months ended September 30, 2021. Our reading fees are primarily based on the volume of procedures performed. The increase includes $1.8 million of incremental costs incurred by Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. The remaining increase was driven by other acquisitions completed during 2021.
Administrative Expenses
Administrative expenses for the nine months ended September 30, 2022 were $35.6 million and increased by $19.3 million, or 118%, from the nine months ended September 30, 2021. This increase includes $17.1 million of incremental costs incurred by Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period. The remaining increase was driven primarily by higher insurance costs.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the nine months ended September 30, 2022 were $48.3 million and increased by $35.2 million, or 268%, from the nine months ended September 30, 2021. The increase was driven primarily by incremental medical supplies and other expenses incurred by Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2022 was $75.0 million and increased by $54.7 million, or 268%, from the nine months ended September 30, 2021. This increase is primarily due to $54.4 million of incremental depreciation and amortization for Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period.

Impairment Charges
Impairment charges of $20.7 million for the nine months ended September 30, 2022 consist primarily of a $20.0 million goodwill impairment in our Oncology reporting unit. See further discussion in Note 7 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Restructuring Charges
Restructuring charges for the nine months ended September 30, 2022 were $11.4 million compared to $0.5 million for the nine months ended September 30, 2021. Restructuring charges are composed primarily of transformation costs of $7.4 million, lease termination costs of $1.8 million, and domestication and related costs of $1.4 million. See further discussion in Note 17 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Severance and Related Costs
Severance and related costs for the nine months ended September 30, 2022 were $10.3 million compared to $0.1 million for the nine months ended September 30, 2021. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 17 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Other Expense (Income)
Other operating income, net for the nine months ended September 30, 2022 was $7.3 million compared to operating expense, net of $0.3 million for the nine months ended September 30, 2021. The other operating income, net in 2022 includes a $7.6 million gain on sale of accounts receivable. See further discussion in Note 5 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Interest expense for the nine months ended September 30, 2022 was $87.7 million and increased by $53.4 million, or 156%, from the nine months ended September 30, 2021. This increase is primarily due to the interest associated with the 2028 Senior Notes and Subordinated Notes that were issued during 2021 in connection with the Alliance Acquisition.
Acquisition-related costs for the nine months ended September 30, 2022 were $0.6 million compared to $14.4 million for the nine months ended September 30, 2021. This decrease is primarily due to reduced acquisition-related activities.
Other non-operating income for the nine months ended September 30, 2022 was $3.0 million compared to $3.5 million for the nine months ended September 30, 2021. The other non-operating income in 2022 includes a $1.1 million fair value adjustment of the derivative associated with the Subordinated Notes and $0.7 million of earnings from unconsolidated investees. The other non-operating income in 2021 consists primarily of a $3.4 million gain on the conversion of a debt investment to an equity investment.
Income Tax Expense
Income tax expense (benefit) for the nine months ended September 30, 2022 and 2021 was $9.1 million and $(22.0) million, respectively. The effective tax rate for the periods differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the nine months ended September 30, 2022 was $12.9 million and increased by $9.5 million from the nine months ended September 30, 2021. This increase is due to amounts attributable to Alliance during the nine months ended September 30, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included one month’s results in the comparative period.

Non-GAAP Financial Measures
We use various measures of financial performance based on financial statements prepared in accordance with GAAP. We believe, in addition to GAAP measures, certain non-GAAP measures are useful for investors for a variety of reasons. We use this information in our analysis of the performance of our business, excluding items we do not consider relevant to the performance of our continuing operations. Such non-GAAP measures include adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Our management regularly communicates Adjusted EBITDA and their interpretation of such results to our Board of Directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our radiology and oncology businesses are performing and being managed.
We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization, impairment charges, restructuring charges, severance and related costs, settlements and related costs (recoveries), stock-based compensation, gain on sale of accounts receivable, losses (gains) on disposal of property and equipment, acquisition-related costs, financial instrument revaluation adjustments, gain on conversion of debt to equity investment, deferred rent expense, other losses (gains), and one-time adjustments. Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance and is a measure of leverage capacity and ability to service debt. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA is not a financial measure determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to total Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$(49,745)	$1,180	$(102,256)	$(8,182)
Interest expense	29,679	16,932	87,650	34,221
Income tax expense (benefit)	12,038	(22,070)	9,118	(21,999)
Depreciation and amortization	25,079	11,286	75,010	20,359
Impairment charges	20,369	—	20,702	—
Restructuring charges	4,042	479	11,366	479
Severance and related costs	2,485	53	10,282	53
Settlements, recoveries and related costs	(576)	(52)	101	(394)
Stock-based compensation	556	785	2,375	1,997
Gain on sale of accounts receivable	(7,603)	—	(7,603)	—
Loss (gain) on disposal of property and equipment, net	26	(25)	398	321
Acquisition-related costs	99	8,784	567	14,412
Fair value adjustment on derivative	(271)	(50)	(1,110)	(50)
Gain on conversion of debt to equity investment	—	—	—	(3,360)
Deferred rent expense	325	621	904	1,525
Other, net	18	45	(783)	(1)
Adjusted EBITDA	$36,521	$17,968	$106,721	$39,381
The following table summarizes our Adjusted EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Adjusted EBITDA:
Radiology	$31,218	$16,572	$95,832	$42,495
Oncology	11,048	4,899	31,383	4,899
Corporate	(5,745)	(3,503)	(20,494)	(8,013)
	$36,521	$17,968	$106,721	$39,381
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, sales of debt and equity securities, subordinated notes, and bank borrowings. The following table presents a summary of our consolidated cash flows and the ending balance of our cash and cash equivalents:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash and cash equivalents at beginning of period	$48,419	$44,396
Net cash provided by operating activities	55,936	12,749
Net cash used in investing activities	(31,626)	(767,880)
Net cash provided by (used in) financing activities	(13,373)	766,611
Cash and cash equivalents at end of period	$59,356	$55,876

Cash Flows from Operating Activities
Cash provided by operating activities was $55.9 million for the nine months ended September 30, 2022 and consisted of a net loss of $102.3 million adjusted for certain non-cash items and changes in certain operating assets and liabilities. The primary non-cash charges included in the net loss are $75.0 million of depreciation and amortization, $37.5 million of non-cash interest expense, $20.7 million of impairment charges, and $9.0 million of deferred income taxes. Changes in operating assets and liabilities, net of acquisitions, provided $20.9 million of operating cash driven primarily by a $15.9 million decrease in accounts receivable and a $7.4 million increase in accounts payable and other liabilities, partially offset by a $2.0 million increase in prepaid expenses and other assets.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022, cash used in investing activities was $31.6 million, a decrease of $736.3 million from the comparable period in 2021. The nine months ended September 30, 2021 included $758.1 million of cash used for acquisitions, net of cash acquired. Purchases of property and equipment during the nine months ended September 30, 2022 were $32.8 million, an increase of $27.6 million from the comparable period in 2021. Cash used in investing activities during the nine months ended September 30, 2021 also included a $4.6 million equity investment in an unconsolidated company.
Cash Flows from Financing Activities
During the nine months ended September 30, 2022, cash used in financing activities was $13.4 million compared to cash provided by financing activities of $766.6 million during the nine months ended September 30, 2021. Cash used in financing activities during the nine months ended September 30, 2022 included principal payments on the revolving loan of $29.0 million, distributions paid to noncontrolling interests of $20.9 million, and principal payments on long-term debt and finance leases of $18.4 million, partially offset by proceeds from the revolving loan of $29.0 million and proceeds from long-term debt of $25.9 million. The cash provided by financing activities during the nine months ended September 30, 2021 was composed primarily of proceeds from long-term debt of $793.8 million and proceeds from issuance of common stock of $10.5 million, partially offset by payment of debt issuance costs of $21.5 million, principal payments on long-term debt and finance leases of $5.4 million, payment of an earn-out liability of $4.7 million, and distributions paid to noncontrolling interests of $4.2 million.
Liquidity Outlook
Cash and cash equivalents were $59.4 million as of September 30, 2022. In addition, we have a revolving credit facility under which we may borrow up to $55.0 million for working capital and other general corporate purposes. As of September 30, 2022, there were no borrowings outstanding under the revolving credit facility. We believe that our existing cash, cash equivalents and expected future cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months and there can be no assurance that sources of liquidity will be available to us at that time.
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
Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies and estimates during the nine-month period ended September 30, 2022 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022.
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
Identification of Material Weakness for the Quarter Ended September 30, 2022
Income Tax Provision
Management concluded a material weakness in internal control over financial reporting existed related to our quarterly income tax provision process. Specifically, we did not provide adequate review of the impact on deferred tax assets and liabilities and the related deferred tax provision within the quarterly consolidated income tax provision as a result of the finalization of the purchase price allocation for a significant acquisition. While the control deficiency did not result in a misstatement of our previously issued consolidated financial statements, the control deficiency could have resulted in a misstatement of the income tax related accounts or disclosures that would have resulted in a material misstatement of our quarterly or annual consolidated financial statements that would not have been prevented or detected on a timely basis.
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
Management will enhance its process for reviewing the quarterly income tax provision with a focus on deferred tax assets and liabilities and the related deferred tax provision for significant transactions.
To further remediate the material weaknesses identified herein, the management team, including the Chief Executive Officer and Interim Chief Financial Officer, have reaffirmed and re-emphasized the importance of internal control, control consciousness and a strong control environment. We also expect to continue to review, optimize, and enhance our financial reporting controls and procedures. These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.
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
Changes in Internal Control over Financial Reporting
There were no other changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the remediation efforts described above.

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

Business and Industry Risks

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.

Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our credit facilities. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. While most of the Company’s existing borrowings are currently at fixed interest rates, there are risks that any additional borrowing or refinancing of the existing borrowings could be at increased interest rates which will result in higher debt service costs and which will also adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy resulting from the ongoing military conflict between Russia and Ukraine.

The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from ongoing military conflict between Russia and Ukraine. The adverse and uncertain economic conditions resulting therefrom have and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada

and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia and Belarus. We are monitoring the conflict including the potential impact of financial and economic sanctions on the global economy. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. The length and impact of the ongoing military conflict is highly unpredictable, and resulted in market disruptions, including significant volatility in commodity prices, credit and capital markets, an increase in cyber security incidents as well as supply chain disruptions. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in increased volatility and disruption to the global economy and the markets in which we operate adversely impacting our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Confidential Separation Agreement and General Release by and between Akumin Inc., Alliance HealthCare Services, Inc. and William Larkin, dated as of September 1, 2022

10.2	Confidential Separation and Release Agreement by and between Akumin Inc. and Matthew Cameron, dated as of September 1, 2022

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKUMIN INC.

By:	/s/ Riadh Zine
Riadh Zine Chairman, Chief Executive Officer and Director
Date: November 9, 2022