Form 10-K
period 2022-12-31
AKUMIN INC.
filed 2023-03-16
CIK 1776197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________
Commission file number: 001-39479
______________________
AKUMIN INC.
(Exact name of registrant as specified in its charter)
______________________

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
______________________
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $35.6 million.
As of March 13, 2023, there were 89,811,513 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission, or an amendment to Form 10-K to be filed not later than 120 days from the end of the registrant’s most recent fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•the risks associated with macroeconomic conditions, including inflation and the threat of recession; and
•the impact of global events, including the ongoing Russian-Ukrainian conflict, on our business and the actions we may take in response thereto.
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
•a stable competitive environment; and
•no significant event occurring outside the ordinary course of business such as a foreign conflict, a natural disaster, public health epidemic or other calamity.
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

Company Overview
Akumin Inc. (together with its subsidiaries, “we”, “us”, “our” or the “Company”) is a corporation that was formed on August 12, 2015 through an amalgamation of two companies incorporated under the Ontario Business Corporations Act. On September 30, 2022, the Company changed its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware (the “Domestication”). The Company discontinued its existence as a corporation under Section 181 of the Ontario Business Corporations Act and, pursuant to Section 388 of the Delaware General Corporation Law (the “DGCL”), continued its existence under the DGCL as a corporation incorporated in the State of Delaware.

In connection with the Domestication, the outstanding common shares of the Company were converted, on a one-for-one basis, into shares of common stock of the Company (“Common Stock”), respectively, as a corporation incorporated in the State of Delaware. The business, assets and liabilities of the Company, as well as its principal place of business and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication.
The Company provides fixed-site outpatient diagnostic imaging services through a network of approximately 180 owned and/or operated imaging locations; and outpatient radiology and oncology services and solutions to approximately 1,100 hospitals and health systems across 48 states. Our imaging procedures include magnetic resonance imaging (“MRI”), computerized tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology (X-ray), mammography, and other related procedures. Akumin’s cancer care services include a full suite of radiation therapy and related offerings.
We are significantly diversified across business lines, geographies, modality offerings and reimbursement sources. The diversity of our business provides a number of advantages, including having no material revenue concentration with any health system or hospital customer and no material concentration with any commercial payor.
As of the date of this Annual Report, Akumin has a total of approximately 3,631 employees on a full-time or part-time basis.
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
Outpatient diagnostic imaging is generally more cost efficient compared to imaging performed in the traditional inpatient or on-campus hospital setting. We believe that this dynamic, combined with the convenience of outpatient care for patients, will result in outpatient imaging growth outpacing the overall radiology market. The gap in pricing between traditional hospital in-patient facilities and freestanding outpatient facilities has been a significant area of focus for government and third-party payors, who in an effort to curtail costs, have adopted over time a number of policies to drive price transparent, site-neutral reimbursements for advanced outpatient imaging procedures, and steerage to lower-cost, outpatient entities. Payors have also increased requirements for pre-authorization of advanced diagnostic procedures in an effort to ensure the medical necessity of those procedures. We anticipate that these trends will continue to drive procedure volume toward outpatient settings, both freestanding and hospital-outpatient. We believe these trends will drive a need for hospitals and health systems to engage service providers such as us to provide services and support to build their outpatient radiology capabilities.
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
We believe the outpatient diagnostic imaging industry reimbursement will remain stable for the foreseeable future. Contributing to this outlook is the expectation of relatively stable Medicare reimbursement rates. After a downward trend in reimbursement from 2007 to 2014, Medicare reimbursements have generally stabilized. From 2015 to 2020, there was limited fluctuation in Medicare reimbursements, though radiology services experienced a rate cut in 2021. Medicare reimbursement rates were stable in 2022.
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
There are a number of factors that we believe will drive the growth of the radiology industry, including:
•Aging demographics: The number of people over the age of 65 in the United States is expected to increase significantly, largely owing to the subset of aging baby boomers. According to the U.S. Census Bureau, the “65+” population will outnumber individuals under the age of 18 by 2034. As the overall U.S. population continues to age, the need for affordable and easily accessible healthcare procedures will expand proportionally. According to the U.S. Centers for Medicare and Medicaid Services (“CMS”) in 2019, senior citizens, defined as those who are 65 years old or older, made up only 16% of the total U.S. population, yet accounted for 35% of healthcare-related spending. The vast growth in the elderly population is expected to positively impact the financial landscape of the overall healthcare industry.
•Greater Consumer Awareness for Earlier Intervention and Preventative Screening: Greater consumer awareness for early intervention and increased emphasis on preventive screening have changed the perception of imaging from a luxury service to an essential part of the diagnostic process. Commercial payors are encouraging the appropriate use of diagnostic imaging and of preventative screenings to help decrease overall costs by reducing more expensive procedures over the long-run.
•Technological Advances Leading to More Use Cases for Radiology: We believe that further technological advancements will allow for even earlier and more effective diagnosis of diseases and disorders through less invasive methods, further driving demand for diagnostic imaging services. Additionally, the industry is seeing a shift towards the adoption of innovative technology in areas such as Artificial Intelligence (“AI”), which has the potential to transform diagnostic imaging and help with early diagnosis.

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
We specialize in the deployment and utilization of two primary targeted radiation therapy modalities: Linear accelerator (“Linac”) and guided robotic stereotactic radiosurgery (“SRS”). Both are utilized to treat the most common and some of the deadliest cancers in the U.S., including breast, lung, prostate, colon, melanoma and brain cancer. Within the broader scope Linac and SRS therapy options, we provide access to several additional radiation treatment options, including:
•Three-dimensional conformal radiation therapy (“3D-CRT”): 3D-CRT uses three-dimensional imaging data and three-dimensional treatment planning to more accurately and effectively plan and deliver Linac radiation treatments. It is the most common form of technology used in practices and may be supplanted by intensity modulated radiation therapy (“IMRT”) or in conjunction with image guided radiation therapy (“IGRT”) when the specific case requires a higher level of precision or conformality.
•IMRT: IMRT entails the use of multiple beams of radiation delivered by a Linac whose intensity is adjusted individually during the actual daily treatment delivery to allow the radiation that is delivered to conform as closely as possible to the three-dimensional volume of the tumor and simultaneously reduce the dose to neighboring normal healthy tissues. It requires extremely sophisticated and time-consuming treatment planning to determine what beam shapes and orientations should be used and what their intensities should be to provide the optimal patient treatment based on the patient’s anatomy of normal tissues and the targeted tumor volume. Extensive treatment quality assurance is required to ensure that all the beams are modulated and delivered correctly.
•IGRT: IGRT uses a number of different types of imaging technologies to localize precisely the patient and the tumor target volume at the time of each treatment delivery to ensure that the radiation is delivered to the correct location. IGRT is not a radiation treatment in and of itself; it is used in support of advanced forms of treatment delivery such as 3D-CRT, IMRT, stereotactic body radiotherapy (“SBRT”) and SRS.
•SRS and SBRT: SRS was originally developed for intracranial applications. The technology is now being used in a range of extracranial applications such as spine, lung, prostate and other disease sites in the form of SBRT. SRS and SBRT deliver a very high dose of radiation in 1 to 5 treatments as opposed to the 10 to 40 treatments used for 3D-CRT, IMRT and IGRT. Due to the extremely high doses used for SRS and SBRT, the need for precision in the planning and delivery of the treatment is critical. SRS/SBRT is delivered with a range of advanced technologies such as the CyberKnife®, Gamma Knife®, BrainLab™, Novalis-Tx™, TrueBeam STx™, Trilogy™, VERO, TomoTherapy®, Elekta Infinity™ and Axesse™.
•Low dose rate brachytherapy (“LDR”): LDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” Radioactive isotopes encased in a metal jacket the size of a grain of rice (“seeds”) are implanted directly in the tumor through needles, with the seeds permanently left in place, or left in place temporarily within catheters (thin hollow tubes) and removed with the catheters when treatment is completed. The radioactive isotopes decay over time (days to years) to an inert form and in the process gradually release ionizing radiation called gamma rays, which are generally of low energy and thus deposit their therapy over short distances, thereby treating the cancer over time (hours to days).
•High dose rate brachytherapy (“HDR”): Like LDR, HDR allows the radiation oncologist to treat cancer by delivering the dose of radiation from the “inside out.” HDR utilizes temporary seeds, made of radioactive isotopes that deliver a much higher dose of radiation over a much shorter period of time. These seeds are inserted and removed several times, over several minutes, one to two times per day, for 1 to 10 treatments delivered over 1 to 45 days, through catheters that are left in place for the entire course of care and then removed when the treatment course is completed.
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
Radiation therapy reimbursement has generally remained stable across our key areas of service, while site neutrality rules are expected to have minimal impact. In December 2015, Congress passed the Patient Access and Medicare Protection Act, which sought to develop an episodic alternative payment model for radiation therapy services. This resulted in the Radiation Oncology (“RO”) model, which aims to improve the quality of care for patients while moving towards a simplified and predictable payment system. The model will reimburse providers based on prospective, site neutral, episode-based payments for 90-day episodes. Participants will be paid in two installments per episode (beginning and end) with reimbursement split into professional (fee for physician services) and technical components (fee for use of the facility). The program also includes the reporting of performance on quality measures, clinical data, and patient experience, which will be factored into payments. The Protecting Medicare and American Farmers from Sequester Cuts Act was enacted on December 10, 2021 and included a provision that prohibited implementation of the RO model prior to January 1, 2023. On August 29, 2022, CMS published a final rule in the Federal Register, CMS-5527-F2, which finalized delaying the current start date of the RO model to a date to be determined through future rulemaking. We believe our focus on clinical quality, operational efficiency, and value-based care, as well as our integrated service line approach, position us well for the new reimbursement model once it begins.
Competitive Strengths
Comprehensive radiology and oncology solutions provider
We deliver a full suite of outsourced outpatient solutions to hospital, health system and physician group partners. We believe radiology and oncology are highly complementary business lines and there are a number of efficiencies to being able to offer both for our customers. Both radiology and oncology are clinically sophisticated, critical service lines for hospitals. As a result, hospitals often rely on third parties to provide these services and would benefit from being able to procure both services from a single provider. Providing both services also results in valuable referral network benefits, enables care management opportunities and opens the possibility of cost-based initiatives for oncology care. There is often overlap in the radiology and oncology patient base, since oncology patients require advanced imaging for effective diagnosis and staging efficient treatment and management of recurrence.
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
Partner of choice for health systems
We have developed deep, long-standing relationships with approximately 1,100 hospitals and healthcare providers across the country. We have partnered with 23 of the 30 largest U.S. health systems. Our customers are health systems and hospitals seeking best-in-class partners to enable a capital efficient network and to expand their U.S. essential outpatient radiology and oncology services.
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
Proven acquisition strategy
We have significant experience in acquiring and integrating business into our platform, improving the operational performance of those businesses, and realizing synergies. Our acquisition strategy is led by our Chairman and Chief Executive Officer, Riadh Zine. Mr. Zine has grown Akumin through a carefully executed, highly acquisitive, strategy based on a distinct set of criteria: (i) market density, (ii) market growth potential, (iii) operational integration potential, (iv) assets and compliance assessment and (v) attractive valuation multiples. We look to acquire individual or portfolios of centers that have a meaningful presence in their respective market and a high potential for organic growth.
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
Medicare and Medicaid Fraud and Abuse – Federal Anti-kickback Statute
During the year ended December 31, 2022, approximately 11.0% of our net service revenue was derived from federal government sponsored healthcare programs (Medicare) and 1.7% from state sponsored programs (Medicaid).

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
Medicare and Medicaid Fraud and Abuse – Stark Law
The Ethics in Patient Referrals Act of 1989, commonly known as the Stark Law, generally prohibits a physician who has (or whose immediate family member has) a financial relationship with a provider from making referrals to that entity for “designated health services” if payment for the services may be made under Medicare. If such a financial relationship exists, referrals are prohibited unless a statutory or regulatory exception is available. The Stark Law also prohibits the entity from billing for any such prohibited referral. The penalties for violating the Stark Law include a prohibition on payment by these governmental programs and civil penalties of as much as $27,750 for each violation referral and $185,009 for participation in a circumvention scheme, as of March 17, 2022. We believe that, although we receive fees under our service agreements for management and administrative services, we are not in a position to make or influence referrals of patients.
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
Federal False Claims Act
The federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person who it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The federal False Claims Act further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual, a “whistleblower,” who is an original source of the allegations. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, and the government has taken the position that claims presented in violation of the federal Antikickback Statute or Stark Law may be considered a violation of the federal False Claims Act. Penalties include civil penalties of not less than $12,537 and not more than $25,076 for each false claim as of March 17, 2022, plus three times the amount of damages that the federal government sustained because of the act of that person. In addition to civil enforcement under the False Claims Act, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Any allegations or findings that we have violated the False Claims Act could have a material adverse impact on our reputation, business, results of operations and financial condition.
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
Health Insurance Portability and Accountability Act of 1996
Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable healthcare information. HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable protected health information (“PHI”). HIPAA imposes federal standards for electronic transactions, for the security of electronic health information and for protecting the privacy of PHI. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), signed into law on February 17, 2009, dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals, Department of Health and Human Services

(“DHHS") and prominent media outlets, of certain breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $60,226 per violation and up to $1,806,757 per year.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us. Further, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including PHI maintained by a covered entity or a business associate, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Further, the California Privacy Rights Act (the “CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The substantive provisions of CPRA have gone into effect as of January 1, 2023 (though enforcement of these provisions is delayed until July 1, 2023), and additional compliance investment and potential business process changes may be required.
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
Available Information
This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC and the Canadian Securities Administrators (“CSA”). These reports are available free of charge on our website, www.akumin.com. Our code of ethics is also available free of charge on our website. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this document is an inactive textual reference.
Additionally, filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our historic filings with the CSA may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval at www.sedar.com
Item 1A. Risk Factors
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
•Our Common Stock may be delisted from the Nasdaq Stock Market or the Toronto Stock Exchange, which could negatively impact the price of our Common Stock, liquidity and our ability to access the capital markets.
•Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.
•If we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our Common Stock.
•We may face litigation and other risks if we fail to maintain an effective system of internal control over financial reporting.
•We experience competition from other outpatient diagnostic imaging companies and hospitals, and this competition could adversely affect our revenue and business.
•If our contracted radiology and radiation oncology practices lose a significant number of physicians, our financial results could be adversely affected.
•We face various risks related to health epidemics and other outbreaks, including new COVID-19 variants, which may have material adverse effects on our business, financial condition, results of operations and cash flows.
•Significant costs have been incurred in connection with the consummation of the acquisition of Alliance HealthCare Services, Inc. (“Alliance”) on September 1, 2021 (the “Alliance Acquisition”) and are expected to be incurred in connection with the integration of Akumin and Alliance into a combined company, including legal, accounting, financial advisory and other costs.
•We may not realize the anticipated benefits of the Alliance Acquisition.
•We are and may from time to time become subject to additional professional malpractice liability, which could be costly and negatively impact our business.
•We may not be able to secure additional financing, which may impair our ability to complete future acquisitions.
•We may engage in litigation with our partners and contractors.
•The regulatory framework in which we operate is uncertain and evolving.
•Failure to structure our operations in compliance with federal and state laws and regulations, including anti-kickback, self-referral, false claims or other fraud and abuse laws, could result in substantial penalties.
•We may from time to time become the subject of legal, regulatory and governmental proceedings that, if resolved unfavorably, could have an adverse effect on us, and we may be subject to other loss contingencies, both known and unknown.
•Federal and state privacy and information security laws are complex, and if we fail to comply with applicable laws, regulations and standards, or if we fail to properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, we may be subject to government or private actions due to privacy and security breaches, and our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.
•We have significant liabilities which require us to generate sufficient cash flows from operations in order to make mandated payments of principal and interest.
•We face liquidity risks and may encounter difficulty raising funds to meet our financial commitments.
•The effect of the uncertainty relating to potential future changes to U.S. healthcare laws may increase our and our partners’ and contractors’ healthcare costs, limit the ability of patients to obtain health insurance, increase patients’ share of health care costs and negatively impact our financial results.

•We operate outpatient diagnostic imaging and oncology centers in some regions that are exposed to natural disasters, public health epidemics and other calamities.
•We may be unsuccessful in evaluating material risks involved in completed and future investments, which could impact our ability to realize the expected benefits from future investments and acquisitions.
•Market rate fluctuations could adversely affect our results of operations.
•We may not be able to generate sufficient cash to service our debt obligations.
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
Risks Related to Our Business
Our Common Stock may be delisted from the Nasdaq Stock Market or the Toronto Stock Exchange, which could negatively impact the price of our Common Stock, liquidity and our ability to access the capital markets.
The listing standards of the Nasdaq Stock Market provide that a company, in order to qualify for continued listing, must maintain a minimum stock price of $1.00 and satisfy standards relative to minimum stockholders’ equity, minimum market value of publicly held shares and various additional requirements. If we fail to comply with all listing standards applicable to issuers listed on the Nasdaq Stock Market, our Common Stock may be delisted. If our Common Stock is delisted, it could reduce the price of our Common Stock and the levels of liquidity available to our stockholders.
The Toronto Stock Exchange may suspend from trading and delist an issuer’s securities if it determines that the issuer has failed to comply with the provisions of its listing agreement or with any other requirement of the Toronto Stock Exchange or such action is necessary in the public interest. The Toronto Stock Exchange has adopted certain quantitative and qualitative criteria under which it will normally consider the suspension from trading and delisting of securities including the financial condition and/or operating results of the issuer and the market value and public distribution of the issuer. Notwithstanding the foregoing, the Toronto Stock Exchange has authority to suspend from trading and delist securities whether or not such delisting criteria is applicable. If our Common Stock is delisted from the Toronto Stock Exchange, it could reduce the price of our Common Stock and the levels of liquidity available to our stockholders.
In addition, the delisting of our Common Stock could materially adversely affect our access to the capital markets and any limitation on liquidity or reduction in the price of our Common Stock could materially adversely affect our ability to raise capital. Delisting from the Nasdaq Stock Market or the Toronto Stock Exchange could also result in other negative consequences, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.
If our Common Stock were no longer listed on the Nasdaq Stock Market or the Toronto Stock Exchange, investors might only be able to trade on one of the over-the-counter markets, including the OTC Bulletin Board ® or in the Pink Sheets ® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our Common Stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•a limited amount of news and analyst coverage for us; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Macroeconomic trends including inflation and rising interest rates may adversely affect our financial condition and results of operations.
Macroeconomic trends, including increases in inflation and rising interest rates, may adversely impact our business, financial condition and results of operations. Inflation in the United States has recently accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our operating expenses and our credit facilities. There is no guarantee we will be able to mitigate the impact of rising inflation. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise in early 2023. While most of the Company’s existing borrowings are currently at fixed interest rates, there are risks that any additional borrowing or refinancing of the existing borrowings could be at increased interest rates which will result in higher debt service costs and which will also adversely affect our cash flows. We cannot assure you that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings. Such future constraints could increase our borrowing costs, which would make it more difficult or expensive to obtain additional financing or refinance existing obligations and commitments, which could slow or deter future growth.
Our strategy to grow our business through acquisitions is subject to significant risks.
A key component of our strategy to grow our business is to complete additional outpatient diagnostic imaging and oncology center acquisitions to expand our product range and increase our revenues. Accordingly, we will be dependent upon our ability to enter into acquisition agreements we believe are consistent with our business strategy. Risks in acquiring new outpatient diagnostic imaging and oncology centers include: (a) our ability to locate new centers that are attractive and complement our business; and (b) our ability to acquire these centers at attractive acquisition prices. We also face competition from other outpatient diagnostic imaging companies and oncology providers in acquiring outpatient diagnostic imaging and oncology centers, which makes it more difficult to find attractive products on acceptable terms. Accordingly, we may not be able to acquire rights to additional outpatient diagnostic imaging and oncology centers on acceptable terms, if at all. Further, we may not be able to obtain future financing for new acquisitions on acceptable terms, if at all or obtain consent of Stonepeak Magnet Holdings LP ("Stonepeak") with respect to the notes they hold. Our inability to complete acquisitions of additional outpatient diagnostic imaging and oncology centers could limit the overall growth of our business.
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
We rely on third-party manufacturers for the medical equipment used in connection with our imaging procedures, including MRI, CT, PET, ultrasound, diagnostic radiology, mammography, and other interventional procedures and our and radiation therapy procedures. Any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our operating results. Such a disruption could occur as a result of any number of events, including, but not limited to: an extended closure of or any slowdown at our manufacturers’ plants or shipping delays due to efforts to limit the spread of new COVID-19 variants, market shortages due to the surge in demand from other purchasers for critical components, increases in prices, labor stoppages, transportation delays or failures affecting the supply chain and shipment of materials and finished goods, cyberattacks, the unavailability of raw materials, severe weather conditions, adverse effects of climate change, natural disasters, geopolitical developments, war or terrorism and disruptions in utilities and other services.
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
A significant reduction in physician referrals would have a negative impact on our business. We derive substantially all of our net revenue, directly or indirectly, from fees charged for the diagnostic imaging and oncology services performed at our centers. We depend on referrals of patients from unaffiliated physicians and other third parties who have no contractual obligations to refer patients to us for a substantial portion of the services we perform. If a sufficiently large number of these physicians and other third parties were to discontinue referring patients to us, including in connection with voluntary or involuntary closures of physician offices in connection with new COVID-19 variants or the delay of other elective procedures for which our imaging services are required, our scan volume could decrease, which would reduce our net revenue and operating margins. Further, commercial third-party payors have implemented programs that could limit the ability of physicians to refer patients to us. For example, prepaid healthcare plans, such as health maintenance organizations, sometimes contract directly with providers and require their enrollees to obtain these services exclusively from those providers. Some insurance companies and self-insured employers also limit these services to contracted providers. These “closed panel” systems are now common in the managed care environment. Other systems create an economic disincentive for referrals to providers outside the system’s designated panel of providers. If we are unable to compete successfully for these managed care contracts, our results and prospects for growth could be adversely affected.
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
We incur significant legal, accounting, insurance and other expenses as a result of being a public company, which may negatively impact our performance and could cause our results of operations and financial condition to suffer. Compliance with applicable securities laws in the U.S. and the rules of the Toronto Stock Exchange and the Nasdaq Stock Market substantially increases our expenses, including our legal and accounting costs, and makes some activities more time-consuming and costly. Reporting obligations as a public company and our anticipated growth may place a strain on our financial and management systems, processes and controls, as well as our personnel.
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
We are exposed to liquidity risk mainly with respect to our credit facilities. Although we seek to ensure that there is sufficient liquidity to meet our short-term business requirements, taking into account our anticipated cash flows from operations and our holdings of cash, there is no assurance sufficient liquidity is maintained. If our actual cash flows from operations differ significantly from our anticipated cash flows for these purposes, such as a result of new COVID-19 variants, we may have insufficient liquidity to meet our financial commitments.
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
Our level of indebtedness could affect our operations in several ways, including the following:
•a significant portion of our cash flows could be used to service our indebtedness;
•the covenants contained in the agreements governing our outstanding indebtedness may limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain investments;

•our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and in our industry;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, debt service requirements, acquisitions or other purposes.
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
The COVID-19 pandemic has negatively impacted, and new COVID-19 variants may continue to negatively impact our cash flow and liquidity profile. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.
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
Current global economic or financial conditions have been subject to continued volatility. Trade wars, import tariffs, Brexit, public protests, rising consumer debt levels, epidemics, pandemics, or outbreaks of new infectious diseases or viruses (including new COVID-19 variants) and the risk of sovereign debt defaults in many countries have caused and continue to cause significant uncertainties in the markets. Although we take appropriate measures and safeguards to protect our staff from infection, these events can result in volatility and disruption to our operations which may be beyond our control, and which could adversely affect the availability of supplies and materials, labor, interest rates, credit ratings, credit risk, inflation, business operations, financial markets, exchange rates and other factors material to us.
Market rate fluctuations could adversely affect our results of operations.
We may be subject to market risk through the risk of loss of value in our portfolios resulting from changes in interest rates, foreign exchange rates, credit spreads, and equity prices. We are required to mark to market our held for trading investments at the end of each reporting period, to the extent we own any such investments. This process could result in significant write-downs of our investments over one or more reporting periods, particularly during periods of overall market instability, including the extreme market volatility in connection with the COVID-19 pandemic, which could have a significant unfavorable effect on our financial position.
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

Risks Relating to the COVID-19 Pandemic
We face various risks related to health epidemics and other outbreaks, including new COVID-19 variants, which may have material adverse effects on our business, financial condition, results of operations and cash flows.
On January 31, 2020, the Secretary of U.S. DHHS declared a national public health emergency due to COVID-19. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. While the COVID-19 pandemic recently appeared to be trending downward, particularly as vaccination rates increased, new variants of COVID-19 continue to emerge and spread throughout the U.S. and globally. The global economy, our employees, patients, facilities, communities, and business operations have been, and may continue to be, significantly affected by the COVID-19 pandemic and new variants.
As new variants continue to emerge, the full extent to which the COVID-19 pandemic will impact our business, results of operations, financial condition and liquidity will depend on future developments that are highly uncertain and cannot be accurately predicted. Depending on the severity and duration of new COVID-19 variants, there is potential for us to incur incremental credit losses beyond what is currently expected and potential reduction in revenue and income and asset impairments.
Labor shortages among healthcare providers resulting from the COVID-19 pandemic and new variants, including burnout and attrition, may lead to increased difficulty in hiring and retaining staff as well as increased labor costs and wage inflation. Our inability to attract and retain qualified personnel could significantly harm our operations, business, and ability to compete. The COVID-19 pandemic has also resulted in, and new COVID-19 variants may continue to result in, widespread global supply chain disruptions to vendors including critical supply shortages, significant material cost inflation and extended lead times for items that are required for our operations, which has significantly impacted the backlog and lead times for our equipment such as trailers, MRI machines, and mobile units. Additional interruptions to our supply chain could increase costs for our operations and the U.S. economy generally, limit the availability of products critical to our operations, and result in material delays.
If significant portions of our workforce are unable to work effectively as a result of new COVID-19 variants, including because of illness, quarantines, facility closures, ineffective remote work arrangements, supply chain disruptions or technology failures or other limitations, our operations would be adversely impacted. We have already incurred and will continue to incur additional costs related to protecting the health and well-being and meeting the needs of our patients, employees, medical staff members and contractors. We expect to continue to incur additional costs, which may be significant, as we continue to implement operational changes in response to this pandemic. We may also face liability to the extent we receive claims from our employees, customers or related third-parties alleging exposure to COVID-19 in connection with our operations or at one of our facilities. In addition, we may be subject to a governmental enforcement action if we fail to comply with applicable health and safety regulations.
Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to, new COVID-19 variants could affect us in substantial and unpredictable ways. Although social contact restrictions have eased across the U.S. and states have lifted moratoriums on non-emergent procedures, some states may re-impose certain restrictions due to increasing rates of COVID-19 cases as new variants emerge. Due to the concentration of our facilities in Texas and Florida, we are particularly sensitive to the increase in COVID-19 cases in those states, where new COVID-19 variants could have a disproportionate effect on our business. Given the many uncertainties and far reaching consequences of potential developments, we cannot ensure that new COVID-19 variants and the many related impacts will not require extended or additional imaging center closures and other disruptions to our business or will not materially and adversely affect our business, results of operations and financial condition in the period beyond December 31, 2022.
Our results and financial condition may be adversely affected by federal, state or local laws, regulations, orders, or other governmental or regulatory actions addressing new COVID-19 variants or the U.S. health care system, which could result in direct or indirect restrictions to our business, financial condition, results of operations and cash flow. Evolving factors such as the emergence of new variants of the virus, such as the XBB.1.5 variant, may impact the stability of economic recovery and growth.
We are subject to cybersecurity risks and may incur increasing costs to minimize those risks.
Cybersecurity threats and incidents have increased in recent years, and we may be subject to heightened cyber-related risks in part due to the extended period of remote work arrangements due to the COVID-19 pandemic. Recent cyberattacks purportedly originated by Russian controlled entities have exacerbated in the wake of Russia’s invasion of Ukraine and our systems may be infiltrated by foreign actors. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems and our proprietary systems. We are also required to effect electronic transmissions with third parties. We or third parties have controls and procedures in place to protect or recover our systems and information; however, we cannot guarantee that they will be effective, successful or sufficiently rapid to avoid harm to our business.
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
We may not be able to successfully integrate Alliance’s operations with our own, and we may not realize all or any of the expected benefits of the Alliance Acquisition as and when planned. The integration of Alliance’s operations with our own will be complex, costly and time-consuming. We expect it will require significant attention from senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. The difficulties and risks associated with the integration of Alliance include:
•the possibility we will fail to implement our business plans for the combined company, including as a result of legislation or regulation that affects the timing or costs associated with the operations of the combined company or our integration plan;
•possible inconsistencies in the standards, controls, procedures, policies and compensation structures of the two companies;
•limitations prior to the consummation of the acquisition on our ability to work with Alliance management to develop an integration plan;
•the increased scope and complexity of our operations;
•the entry by us into new lines of business;
•requirements, if any, to divest certain of our businesses;
•the potential loss of key employees;
•the costs associated with our efforts to retain key employees;

•provisions in our and Alliance’s contracts with third parties that may limit our flexibility to take certain actions;
•risks and limitations on our ability to consolidate corporate and administrative infrastructures or cultures of the two companies;
•undisclosed liabilities of Alliance for which we, as a successor owner, may be responsible;
•obligations we will have to holders of our indebtedness, including Stonepeak; and
•the possibility of unanticipated delays, costs or inefficiencies associated with the integration of Alliance’s operations with our own.
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
We are highly dependent on the continuing efforts of our senior management team and other key personnel. As a result of the acquisition, our current and prospective employees, including Alliance employees, could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain current and prospective key management, sales, marketing and technical personnel. Any failure to attract and retain key personnel, including Alliance employees, could have a material adverse effect on our business after consummation of the Alliance Acquisition. In addition, we currently do not maintain "key person" insurance covering any member of our management team.
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
We are directly or indirectly through the radiology and radiation oncology practices with which we contract subject to extensive regulation by both the federal government and the state governments in which we and/or the practices provide services. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including our sales and marketing practices with referring physicians, our joint ventures with hospitals and physicians or physician groups, and our contractual arrangements with hospitals, physicians, physician groups, radiology technicians, radiation therapy technicians and others. Such laws include, without limitation:
•federal healthcare program statutes and regulations, including those governing the Medicare, Medicaid and TRICARE programs;
•the U.S. federal civil and criminal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare, state Medicaid programs and TRICARE. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Ethics in Patient Referrals Act, commonly known as the Stark Law, which, in the absence of an applicable exception, prohibits a physician from making a referral for certain designated health services covered by the Medicare program, including certain diagnostic imaging, radiology services and radiation therapy services, if the physician or an immediate family member of the physician has a financial relationship with the individual or entity providing the designated health services. The Stark Law also prohibits the individual or entity furnishing the designated health services from billing, presenting or causing to be presented a claim for the designated health services furnished pursuant to the prohibited referral;
•the federal health care fraud statute and its implementing regulations, which imposes criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Civil Monetary Penalties Statute and associated regulations, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know such remuneration is likely to influence the beneficiary’s selection of a particular provider or supplier of services reimbursable by Medicare or a state healthcare program, and which authorize assessments and program exclusion for various forms of fraud and abuse involving the Medicare and Medicaid programs;
•Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, and other data privacy and security laws and regulations (e.g., the California Consumer Privacy

Act), which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information by covered entities, such as health plans, healthcare clearinghouses and healthcare providers, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;
•state law equivalents of each of the above federal laws, including state anti-kickback, self-referral and false claims laws that may apply more broadly to healthcare items or services paid by all payors, including self-pay patients and private insurers, that govern our interactions with patients or restrict payments that may be made to healthcare providers and other potential referral sources;
•state laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians;
•laws relating to facility, practitioner and provider licensure;
•laws relating to medical malpractice;
•federal and state billing and claims submission and other insurance laws and regulations;
•federal and state scope of practice and other laws pertaining to the provision of services by qualified health care providers;
•federal and state laws governing the diagnostic imaging and therapeutic equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels;
•federal and state statutes and regulations that govern workplace health and safety;
•federal and state laws pertaining to the services provided by non-physician healthcare providers in certain setting, including physician supervision of those services; and
•state laws governing reimbursement for diagnostic services related to services compensable under worker’s compensation rules.
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
Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us. Further, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Although there are limited exemptions for health-related information, including PHI maintained by a covered entity or a business associate, the CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging. Further, the California Privacy Rights Act (the “CPRA”), recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The substantive provisions of CPRA have gone into effect as of January 1, 2023 (although enforcement is delayed until July 1, 2023), and additional compliance investment and potential business process changes may be required.
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

Government and private payors have taken and may continue to take steps to control the cost, eligibility for, use, and delivery of healthcare services, including diagnostic imaging and oncology services, as a result of budgetary constraints, cost containment pressures and other reasons. For example, reimbursement by government payors for a number of diagnostic imaging procedures, including many that we or our managed radiology practices perform, has been materially reduced over the last number of years before restabilizing more recently. Certain private payors have followed suit and reduced reimbursement for certain diagnostic imaging procedures. Given the recent history, we expect that reimbursement for certain diagnostic imaging services that we or our managed radiology practices provide, may be reduced in the future, which would adversely impact our business. For example, the payment penalty phase of the Appropriate Use Criteria (“AUC”) program will begin on the later of January 1, 2023, or the January 1 that follows the end of the public health emergency. The AUC program requires the use of qualified Clinical Decision Support Mechanism to increase the rate of appropriate advanced imaging services provided to Medicare beneficiaries. Additionally, CMS and other payors are seeking to shift from a primarily fee for service reimbursement paradigm to a more value based model. We cannot predict what such changes will ultimately look like or how they may ultimately impact our business or financial performance, which creates significant uncertainty for our business. The Medicare RO model, a mandatory payment model for radiation oncology services provided to fee-for-service Medicare beneficiaries, was scheduled to begin on January 1, 2022, but was prohibited from being implemented until January 1, 2023. On August 29, 2022, CMS published a final rule in the Federal Register, CMS-5527-F2, which finalized delaying the current start date of the RO model to a date to be determined through future rulemaking. The model was expected to reduce payments overall, although the actual impact would vary by site of service.
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
Our centers are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare or Medicaid programs, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs. For Fiscal 2022, approximately 12.7% of our revenue came from the Medicare and Medicaid programs. A change in the applicable certification status of one of our centers could adversely affect our other centers and in turn us as a whole. Certain states in which we do business or may desire to do business in the future have certificate of need programs regulating the establishment or expansion of healthcare facilities, including IDTFs. These regulations can be complex and time-consuming. Any failure to comply with such regulatory requirements could adversely impact our business, results of operations and financial condition.
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
Provisions of the Delaware General Corporation Law and our organizational documents may discourage an acquisition of us.
In the future, we could become the subject of an unsolicited attempted takeover of our company. Although an unsolicited takeover could be in the best interests of our stockholders, our organizational documents and the General Corporation Law of the State of Delaware both contain provisions that will impede the removal of directors and may discourage a third-party from making a proposal to acquire us. For example, the provisions:
•permit the board of directors to increase its own size, within the maximum limitations set forth in the bylaws, and fill the resulting vacancies;
•authorize the issuance of shares of preferred stock in one or more series without a stockholder vote; and
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors.
We are subject to Section 203 of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change in control.
The change from foreign private issuer to U.S. domestic issuer status has resulted in, and may continue to result in, additional costs and expenses to us.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our U.S. corporate headquarters are located at 8300 W. Sunrise Blvd., Plantation, Florida 33322 with approximately 23,778 square feet occupied under lease, which including options to renew, expires on December 31, 2031. We also maintain a significant corporate office at 18201 Von Karman Ave. #600, Irvine, California 92612, with approximately

42,734 square feet occupied under lease, which expires on May 31, 2023. We have entered into a new lease for a smaller space, which commences on expiration of the existing lease. Our Canadian corporate headquarters are located at 151 Bloor Street W #603, Toronto, Ontario, Canada, with approximately 2,191 square feet occupied under lease, which including options to renew, expires on November 30, 2026.
As of December 31, 2022, the Company operated substantially all of its medical office, administrative and warehouse locations directly or indirectly under lease.
At December 31, 2022, we operated directly or indirectly through joint ventures arrangements 211 diagnostic imaging and/or radiation therapy facility fixed sites located in 32 states. We lease the premises at which these facilities are located and generally do not have options to purchase the facilities we rent. Our typical initial term varies in length from 3 to 15 years. Including renewal options negotiated with the relevant landlord, we can have a lease term of up to approximately 30 years at facilities we lease. Rental increases can generally range from 0% to 10% on an annual basis depending on the location and market conditions where we do business.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information
Our Common Stock is traded on the Nasdaq Stock Market and the Toronto Stock Exchange under the symbol “AKU.”
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
Holders of Record
As of March 13, 2023, there were 89,811,513 shares of issued and outstanding Common Stock held by 84 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners whose Common Stock is held in the names of various security brokers, dealers, and registered clearing agencies.
Equity Compensation Plans Information
The information required by Item 201(d) of Regulation S-K is provided under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information”, incorporated herein by reference.
Use of Proceeds
None.
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
Overview
On September 1, 2021, we acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owned 100% of the common stock of Alliance HealthCare Services, Inc. (“Alliance”), through our wholly owned indirect subsidiary Akumin Corp. (the “Alliance Acquisition”). Alliance is a leading national provider of radiology and oncology solutions to hospitals, health systems and physician groups. With the acquisition of Alliance, we provide fixed-site outpatient diagnostic imaging services through a network of approximately 180 owned and/or operated imaging locations; and outpatient radiology and oncology services and solutions to approximately 1,100 hospitals and health systems across 48 states. Our imaging procedures include magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology (X-ray), mammography and other related procedures. Our cancer care services include a full suite of radiation therapy and related offerings.
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

	Year Ended December 31,
	2022	2021
Radiology	83%	89%
Oncology	17%	11%
	100%	100%

Revenues consist primarily of net patient fees received from various payors and patients based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.
The following table summarizes the components of our revenues by payor category:

	Year Ended December 31,
(in thousands)	2022	2021
Patient fee payors:
Commercial	$272,399	$226,843
Medicare	82,326	51,238
Medicaid	12,781	8,002
Other patient revenue	12,880	11,499
	380,386	297,582
Hospitals and healthcare providers	360,537	118,491
Other revenue	8,708	5,006
	$749,631	$421,079
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

Inflation
Inflationary pressures impact us primarily in the area of labor costs and medical supplies. The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. Suppliers and third-party service providers pass along rising costs to us in the form of higher prices. Managing these costs remains a significant challenge and priority for us.
Labor Shortages
Labor shortages among healthcare providers resulting from the COVID-19 pandemic and new variants, including burnout and attrition, has led to increased difficulty in hiring and retaining staff as well as increased labor costs and wage inflation. The shortage of clinical labor has also impacted our ability to generate same-store revenue growth.
Acquisitions and New/Closed Facilities
The timing of acquisitions, the opening of new fixed-site facilities, and the closure of existing facilities impacts our revenue and the comparability of our results from period to period. The following table shows the number of our radiology diagnostic imaging sites and oncology radiation therapy sites:

	December 31,
	2022	2021
Radiology sites	181	188
Oncology sites	30	34
	211	222
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
On September 1, 2021, Stonepeak purchased $340.0 million principal amount of unsecured notes of Akumin Corp., our wholly owned indirect subsidiary (the “Stonepeak Notes”), together with warrants to purchase 17,114,093 shares of our common stock (the “Stonepeak Warrants”) and 3,500,000 shares of our common stock for total cash consideration of $10.4 million. No additional cash consideration was paid for the Stonepeak Warrants. The proceeds of this offering were used to fund the Alliance Acquisition.
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
COVID-19
We believe the extent of COVID-19’s impact on our operating results and financial condition has been and could continue to be driven by many factors, most of which are beyond our control and ability to forecast. Because of these uncertainties, we cannot estimate how long or to what extent COVID-19 will impact our operations. See "Risks Relating to the COVID-19 Pandemic" in Item 1A of this Annual Report on Form 10-K.
Results of Operations
The following table presents our consolidated statements of operations for the years ended December 31, 2022 and 2021. The results for the year ended December 31, 2021 include the results of Alliance for four months since the date of acquisition.

	Year Ended December 31,
(in thousands)	2022	2021
Revenues	$749,631	$421,079
Operating expenses:
Cost of operations, excluding depreciation and amortization	608,377	356,367
Depreciation and amortization	98,205	44,895
Impairment charges	47,202	—
Restructuring charges	16,625	1,992
Severance and related costs	10,890	1,376
Settlements, recoveries and related costs	679	(539)
Stock-based compensation	3,242	2,792
Other operating expense (income), net	(7,512)	583
Total operating expenses	777,708	407,466
Income (loss) from operations	(28,077)	13,613
Other expense (income):
Interest expense	118,012	62,575
Acquisition-related costs	708	20,233
Other non-operating income, net	(3,620)	(3,990)
Total other expense, net	115,100	78,818
Loss before income taxes	(143,177)	(65,205)
Income tax expense (benefit)	8,410	(30,391)
Net loss	(151,587)	(34,814)
Less: Net income attributable to noncontrolling interests	5,174	8,477
Net loss attributable to common stockholders	(156,761)	(43,291)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.75)	$(0.56)

Revenues
The following table summarizes our revenues by segment:

	Year Ended December 31,
(in thousands)	2022	2021
Radiology	$624,845	$374,402
Oncology	124,786	46,677
	$749,631	$421,079
Revenues for the year ended December 31, 2022 were $749.6 million and increased by $328.6 million, or 78%, from the year ended December 31, 2021. This increase includes $310.8 million of incremental revenues contributed by Alliance during the year ended December 31, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period. The remaining increase in revenues during 2022 was driven by an increase in scan volumes, lower implicit price concessions, and a $3.3 million incremental revenue contribution from other acquisitions completed in 2021.
The following table summarizes statistical information regarding our radiology scan volumes and oncology patient starts:

	Year Ended December 31,
(in thousands)	2022	2021	Change	% Change
MRI scans	876	539	337	63%
PET/CT scans	133	46	87	189%
Oncology patient starts	10.347	3.401	6.946	204%
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the year ended December 31, 2022 was $608.4 million and increased by $252.0 million, or 71%, from the year ended December 31, 2021. This increase includes $231.1 million of incremental costs incurred by Alliance during the year ended December 31, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period. The remaining increase was primarily driven by higher employee compensation and third-party services and professional fees, and other acquisitions completed in the second quarter of 2021.
The following table summarizes the components of our cost of operations, excluding depreciation and amortization, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Employee compensation	$279,906	$160,840
Third-party services and professional fees	120,441	60,108
Rent and utilities	50,715	37,158
Reading fees	46,164	42,842
Administrative	45,706	27,853
Medical supplies and other	65,445	27,566
	$608,377	$356,367
Employee Compensation
Employee compensation for the year ended December 31, 2022 was $279.9 million and increased by $119.1 million, or 74%, from the year ended December 31, 2021. This increase includes $110.5 million of incremental costs incurred by Alliance during the year ended December 31, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period. The remaining increase was primarily driven by wage inflation and higher compensation to attract and retain clinical staff due to labor shortages in certain markets, merit increases, and other acquisitions completed during 2021.

Third-Party Services and Professional Fees
Third-party services and professional fees for the year ended December 31, 2022 were $120.4 million and increased by $60.3 million, or 100%, from the year ended December 31, 2021. This increase includes $53.8 million of incremental costs incurred by Alliance during the year ended December 31, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period. The remaining increase was primarily due to higher professional fees and information technology related services, and other acquisitions completed during 2021.
Rent and Utilities
Rent and utilities for the year ended December 31, 2022 were $50.7 million and increased by $13.6 million, or 36%, from the year ended December 31, 2021. This increase includes $11.4 million of incremental costs incurred by Alliance during the year ended December 31, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period. The remaining increase in these costs was primarily due to other acquisitions completed during 2021. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the year ended December 31, 2022 were $46.2 million and increased by $3.3 million, or 8%, from the year ended December 31, 2021. Our reading fees are primarily based on the volume of procedures performed. This increase includes $1.8 million of incremental costs incurred by Alliance during the year ended December 31, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period. The remaining increase included the impact of other acquisitions completed during 2021.
Administrative Expenses
Administrative expenses for the year ended December 31, 2022 were $45.7 million and increased by $17.9 million, or 64%, from the year ended December 31, 2021. This increase includes $15.6 million of incremental costs incurred by Alliance during the year ended December 31, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period. The remaining increase was driven primarily by higher insurance costs.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the year ended December 31, 2022 were $65.4 million and increased by $37.9 million, or 137%, from the year ended December 31, 2021. This increase includes $37.9 million of incremental costs incurred by Alliance during the year ended December 31, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2022 were $98.2 million and increased by $53.3 million, or 119%, from the year ended December 31, 2021. This increase includes $53.2 million of incremental costs incurred by Alliance during the year ended December 31, 2022, primarily due to timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period.
Impairment Charges
Impairment charges for the year ended December 31, 2022 were $47.2 million compared to $0.0 million for the year ended December 31, 2021. These charges consist primarily of a $46.5 million goodwill impairment charge in our Oncology reporting unit. See further discussion in Note 7 to the consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K.
Restructuring Charges
Restructuring charges for the year ended December 31, 2022 were $16.6 million compared to $2.0 million for the year ended December 31, 2021. This increase is primarily due to $11.0 million of incremental transformation costs, lease termination costs of $1.8 million, and domestication and related costs of $1.4 million. See further discussion in Note 18 to the consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K.

Severance and Related Costs
Severance and related costs for the year ended December 31, 2022 were $10.9 million compared to $1.4 million for the year ended December 31, 2021. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 18 to the consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K.
Other Expense (Income)
Other operating income, net for the year ended December 31, 2022 was $7.5 million compared to operating expense, net of $0.6 million for the year ended December 31, 2021. The other operating income, net in 2022 includes a $7.4 million gain on sale of accounts receivable. See further discussion in Note 5 to the consolidated financial statements that appear in Item 8 of this Annual Report on Form 10-K.
Interest expense for the year ended December 31, 2022 was $118.0 million and increased by $55.4 million, or 89%, from the year ended December 31, 2021. This increase is primarily due to the interest associated with the 2028 Senior Notes and Subordinated Notes that were issued during September 2021 in connection with the Alliance Acquisition.
Acquisition-related costs for the year ended December 31, 2022 were $0.7 million compared to $20.2 million for the year ended December 31, 2021. This decrease is primarily due to reduced acquisition-related activities.
Other non-operating income for the year ended December 31, 2022 was $3.6 million compared to $4.0 million for the year ended December 31, 2021. The other non-operating income in 2022 includes a $1.4 million fair value adjustment of the derivative associated with the Subordinated Notes and $1.0 million of earnings from unconsolidated investees. The other non-operating income in 2021 consists primarily of a $3.4 million gain on the conversion of a debt investment to an equity investment.
Income Tax Expense (Benefit)
Income tax expense for the year ended December 31, 2022 was $8.4 million compared to income tax benefit of $30.4 million for the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2022 differs from the U.S. federal statutory rate of 21% primarily due to the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized, partially offset by state income taxes. The effective tax rate for the year ended December 31, 2021 differs from the Canadian statutory rate of 26.5% primarily due to the impact of releasing the valuation allowance for deferred tax assets expected to be realized as a result of the Alliance Acquisition, partially offset by the impact of non-deductible expenses. Akumin, Inc. re-domesticated from Ontario, Canada to Delaware, USA on September 30, 2022.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the year ended December 31, 2022 was $5.2 million and decreased by $3.3 million from the year ended December 31, 2021. This decrease is primarily due to the Oncology reporting unit goodwill impairment charge in non-wholly owned entities, offset by the timing of the Alliance Acquisition, and therefore only included four months' results in the comparative period.
Non-GAAP Financial Measures
We use various measures of financial performance based on financial statements prepared in accordance with GAAP. We believe, in addition to GAAP measures, certain non-GAAP measures are useful for investors for a variety of reasons. We use this information in our analysis of the performance of our business, excluding items we do not consider relevant to the performance of our continuing operations. Such non-GAAP measures include adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Our management regularly communicates Adjusted EBITDA (as defined in the paragraph below) and their interpretation of such results to our Board of Directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our radiology and oncology businesses are performing and being managed.
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
The following table presents a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to total Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2022	2021
Net loss	$(151,587)	$(34,814)
Interest expense	118,012	62,575
Income tax expense (benefit)	8,410	(30,391)
Depreciation and amortization	98,205	44,895
Impairment charges	47,202	—
Restructuring charges	16,625	1,992
Severance and related costs	10,890	1,376
Settlements, recoveries and related costs	679	(539)
Stock-based compensation	3,242	2,792
Gain on sale of accounts receivable	(7,384)	—
Loss on disposal of property and equipment, net	173	748
Acquisition-related costs	708	20,233
Fair value adjustment on derivative	(1,390)	(100)
Gain on conversion of debt to equity investment	—	(3,360)
Deferred rent expense	1,205	1,802
Other, net	(888)	(306)
Adjusted EBITDA	$144,102	$66,903
We operate in two reportable segments: radiology and oncology. The following table summarizes our Adjusted EBITDA by segment:

	Year Ended December 31,
(in thousands)	2022	2021
Adjusted EBITDA:
Radiology	$126,156	$64,992
Oncology	43,430	15,466
Corporate	(25,484)	(13,555)
	$144,102	$66,903

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank borrowings. The following table presents a summary of our consolidated cash flows and the ending balance of our cash and cash equivalents:

	Year Ended December 31,
(in thousands)	2022	2021
Cash and cash equivalents, beginning of period	$48,419	$44,396
Net cash provided by operating activities	65,367	17,050
Net cash used in investing activities	(38,703)	(779,171)
Net cash provided by (used in) financing activities	(15,659)	766,144
Cash and cash equivalents, end of period	$59,424	$48,419
Cash Flows from Operating Activities
Cash provided by operating activities was $65.4 million for the year ended December 31, 2022 and consisted of a net loss of $151.6 million adjusted for certain non-cash items and changes in certain operating assets and liabilities. The primary non-cash charges included in the net loss are $98.2 million of depreciation and amortization, $50.8 million of non-cash interest expense, $47.2 million of impairment charges, and $7.5 million of deferred income taxes. Changes in operating assets and liabilities, net of acquisitions, provided $18.1 million of operating cash driven primarily by a $14.3 million decrease in accounts receivable and a $7.0 million increase in accounts payable and other liabilities, partially offset by a $3.4 million increase in prepaid expenses and other assets.
Cash Flows from Investing Activities
During the year ended December 31, 2022, cash used in investing activities was $38.7 million, a decrease of $740.5 million from the prior year. Cash used for business acquisitions during the year ended December 31, 2021 was $758.1 million, driven primarily by cash used to acquire Alliance of $722.4 million (net of the cash acquired). There were no business acquisitions during the year ended December 31, 2022. Purchases of property and equipment for the year ended December 31, 2022 were $44.8 million, an increase of $26.9 million from the prior year primarily due to timing of the Alliance Acquisition, and therefore only included four months' purchases of property and equipment in the comparative period.
Cash Flows from Financing Activities
During the year ended December 31, 2022, cash used in financing activities was $15.7 million compared to cash provided by financing activities of $766.1 million for the prior year. Financing activities during the year ended December 31, 2022 included $36.5 million of proceeds from long-term debt and $29.0 million of proceeds from our revolving facility, offset by payments on our revolving facility of $29.0 million, distributions paid to noncontrolling interests of $28.1 million, principal payments on long-term debt of $16.1 million, and principal payments on finance leases of $8.0 million.
Liquidity Outlook
Cash and cash equivalents were $59.4 million as of December 31, 2022. In addition, we have a revolving credit facility under which we may borrow up to $55.0 million for working capital and other general corporate purposes. As of December 31, 2022, there were no borrowings outstanding under the revolving credit facility. We believe that our existing cash, cash equivalents and expected future cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However, it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months and there can be no assurance that sources of liquidity will be available to us at that time or if available will be on commercially reasonable terms. In addition, we may be limited to obtain additional financing under the terms of the financing from Stonepeak.
We also have access from Stonepeak to an additional $349.6 million of debt financing through August 2024, provided certain conditions are met, to finance mutually agreed upon organic growth and future acquisition opportunities.

For additional information regarding our revolving credit facility and the additional borrowing available for future acquisitions, see Note 9 to Item 8 of this Annual Report on Form 10-K.
For a description of contractual obligations, such as debt, finance leases and operating leases, see Note 9, Note 10 and Note 11 to Item 8 of this Annual Report on Form 10-K, respectively.
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
Revenue recorded is based upon the estimated amounts we expect to be entitled to receive from patients and third-party payors. Estimates of contractual adjustments under managed care and commercial insurance plans are based upon the payment terms specified in the related contractual agreements, negotiated rates and historical and expected payment patterns. Revenues related to uninsured patients, uninsured copayment, and deductible amounts for patients who have healthcare coverage may have discounts applied (uninsured discounts and contractual discounts). We also record estimated implicit price concessions (based primarily on historical collection experience) related to uninsured accounts to record self-

pay revenues at the estimated amounts ultimately expected to be collected. We consider readily available information when preparing estimates.
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
Warrants
We review the terms of warrants to purchase our common stock to determine whether the warrants should be classified as liabilities or stockholders’ equity in our consolidated balance sheets. In order for a warrant to be classified in stockholders’ equity, the warrant must be (i) indexed to the company’s equity and (ii) meet the conditions for equity classification.
If a warrant does not meet the conditions for stockholders’ equity classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations and comprehensive loss. If a warrant meets both conditions for equity classification, the warrant is initially recorded, at its relative fair value on the date of issuance, in stockholders’ equity in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value.
The fair value of the Stonepeak Warrants at the date of issuance was determined using the Black-Scholes option pricing model based on management estimates and assumptions. We determined the Stonepeak Warrants should be classified in stockholders’ equity and not subsequently remeasured as long as they continue to meet the conditions for equity classification. The relative fair value of the Stonepeak Warrants on the issuance date, net of allocated transaction costs, was $21.0 million, and is included in additional paid-in capital in the consolidated balance sheet as of December 31, 2022.
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
We identified an embedded derivative related to a change of control redemption election provision included in the Stonepeak Notes and determined that it should be separated from the Stonepeak Notes and initially and subsequently be reported as a liability and measured at fair value. Determining the fair value of the change of control redemption election embedded derivative requires significant management estimates and judgment. The fair value of the change of control redemption election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the seven years from initiation date. The fair value of the change of control redemption election of $6.1 million and $7.5 million as of December 31, 2022 and 2021, respectively, is recorded as an embedded derivative liability and included in other liabilities in the consolidated balance sheets. See further discussion regarding the change of control redemption election embedded derivative in Note 9 to Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Akumin Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Akumin Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Orlando, Florida
March 16, 2023

AKUMIN INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$59,424	$48,419
Accounts receivable	114,166	121,525
Prepaid expenses	8,003	8,196
Other current assets	10,352	7,025
Total current assets	191,945	185,165
Property and equipment, net	221,214	259,122
Operating lease right-of-use assets	166,823	194,565
Goodwill	769,110	840,353
Other intangible assets, net	392,095	414,146
Other assets	23,928	25,475
Total assets	$1,765,115	$1,918,826
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$36,618	$34,326
Current portion of long-term debt	19,961	14,014
Current portion of obligations under finance leases	7,800	7,235
Current portion of obligations under operating leases	17,223	20,794
Accrued liabilities	86,916	87,813
Total current liabilities	168,518	164,182
Long-term debt, net of current portion	1,254,652	1,192,074
Obligations under finance leases, net of current portion	19,505	21,473
Obligations under operating leases, net of current portion	160,475	184,375
Other liabilities	20,674	35,574
Total liabilities	1,623,824	1,597,678
Redeemable noncontrolling interests	30,337	37,469
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 89,811,513 shares issued and outstanding at December 31, 2022; 89,026,997 shares issued and outstanding at December 31, 2021	898	890
Additional paid-in capital	231,014	227,705
Accumulated other comprehensive income	73	18
Accumulated deficit	(280,185)	(123,424)
Total stockholders’ equity (deficit)	(48,200)	105,189
Noncontrolling interests	159,154	178,490
Total equity	110,954	283,679
Total liabilities, redeemable noncontrolling interests and equity	$1,765,115	$1,918,826
See accompanying notes to the consolidated financial statements.

AKUMIN INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenues	$749,631	$421,079
Operating expenses:
Cost of operations, excluding depreciation and amortization	608,377	356,367
Depreciation and amortization	98,205	44,895
Impairment charges	47,202	—
Restructuring charges	16,625	1,992
Severance and related costs	10,890	1,376
Settlements, recoveries and related costs	679	(539)
Stock-based compensation	3,242	2,792
Other operating expense (income), net	(7,512)	583
Total operating expenses	777,708	407,466
Income (loss) from operations	(28,077)	13,613
Other expense (income):
Interest expense	118,012	62,575
Acquisition-related costs	708	20,233
Other non-operating income, net	(3,620)	(3,990)
Total other expense, net	115,100	78,818
Loss before income taxes	(143,177)	(65,205)
Income tax expense (benefit)	8,410	(30,391)
Net loss	(151,587)	(34,814)
Less: Net income attributable to noncontrolling interests	5,174	8,477
Net loss attributable to common stockholders	$(156,761)	$(43,291)
Comprehensive loss, net of taxes:
Net loss	$(151,587)	$(34,814)
Other comprehensive income:
Unrealized gain (loss) on hedging transactions, net of taxes	44	(10)
Reclassification adjustment for losses included in net loss, net of taxes	11	28
Other comprehensive income	55	18
Comprehensive loss, net of taxes	(151,532)	(34,796)
Less: Comprehensive income attributable to noncontrolling interests	5,174	8,477
Comprehensive loss attributable to common stockholders	$(156,706)	$(43,273)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.75)	$(0.56)
See accompanying notes to the consolidated financial statements.

AKUMIN INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2020	70,178,428	$702	$160,263	$—	$(80,133)	$80,832	$4,338	$85,170
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	—	(43,291)	(43,291)	7,715	(35,576)
Issuance of common stock for acquisition consideration	15,198,569	152	33,726	—	—	33,878	—	33,878
Issuance of common stock - other	3,500,000	35	9,965	—	—	10,000	—	10,000
Warrants issued	—	—	21,014	—	—	21,014	—	21,014
Stock options exercised	150,000	1	74	—	—	75	—	75
Stock-based compensation	—	—	2,792	—	—	2,792	—	2,792
Other comprehensive income	—	—	—	18	—	18	—	18
Acquisition of noncontrolling interests	—	—	—	—	—	—	174,976	174,976
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(9,969)	(9,969)
Other equity transactions	—	—	(129)	—	—	(129)	1,430	1,301
Balance, December 31, 2021	89,026,997	890	227,705	18	(123,424)	105,189	178,490	283,679
Net income (loss), net of the net loss attributable to redeemable noncontrolling interests	—	—	—	—	(156,761)	(156,761)	6,176	(150,585)
Settlement of restricted share units	634,516	7	(7)	—	—	—	—	—
Stock options exercised	150,000	1	74	—	—	75	—	75
Stock-based compensation	—	—	3,242	—	—	3,242	—	3,242
Other comprehensive income	—	—	—	55	—	55	—	55
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(23,219)	(23,219)
Purchase accounting adjustments	—	—	—	—	—	—	(2,293)	(2,293)
Balance, December 31, 2022	89,811,513	$898	$231,014	$73	$(280,185)	$(48,200)	$159,154	$110,954
See accompanying notes to the consolidated financial statements.

AKUMIN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(151,587)	$(34,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	98,205	44,895
Impairment charges	47,202	—
Stock-based compensation	3,242	2,792
Non-cash interest expense	50,833	15,470
Amortization of deferred financing costs and accretion of discount/premium on long-term debt	80	1,508
Deferred income taxes	7,540	(30,432)
Distributions from unconsolidated investees	1,431	—
Earnings from unconsolidated investees	(972)	(291)
Gain on sale of accounts receivable	(7,384)	—
Other non-cash items, net	(1,348)	(2,697)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,326	12,308
Prepaid expenses and other assets	(3,385)	3,175
Accounts payable and other liabilities	7,047	4,134
Operating lease liabilities and right-of-use assets	137	1,002
Net cash provided by operating activities	65,367	17,050
Investing activities:
Purchases of property and equipment	(44,762)	(17,867)
Business acquisitions, net of cash acquired	—	(758,114)
Other investing activities	6,059	(3,190)
Net cash used in investing activities	(38,703)	(779,171)
See accompanying notes to the consolidated financial statements.

AKUMIN INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Year Ended December 31,
	2022	2021
Financing activities:
Proceeds from revolving loan	29,000	—
Principal payments on revolving loan	(29,000)	—
Proceeds from long-term debt	36,465	803,045
Principal payments on long-term debt	(16,068)	(5,762)
Principal payments on finance leases	(8,008)	(4,577)
Payment of debt issuance costs	—	(22,037)
Payment of earn-out liability	—	(4,689)
Proceeds from issuance of common stock	75	10,505
Payment of issuance costs for common stock and warrants	—	(1,334)
Contributions received from noncontrolling interests	—	1,239
Distributions paid to noncontrolling interests	(28,123)	(11,541)
Other financing activities	—	1,295
Net cash provided by (used in) financing activities	(15,659)	766,144
Net increase in cash and cash equivalents	11,005	4,023
Cash and cash equivalents, beginning of period	48,419	44,396
Cash and cash equivalents, end of period	$59,424	$48,419
Supplemental disclosure of cash flow information:
Interest paid	$65,880	$35,028
Income taxes paid, net	545	217
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	4,170	9,534
Warrants issued with long-term debt	—	21,918
Embedded derivative recognized in connection with long-term debt	—	7,622
See accompanying notes to the consolidated financial statements.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022 and 2021
1. Description of the Company
General Business Information
Akumin Inc. (“Akumin” or the “Company”) and its subsidiaries provide services to U.S. hospitals, health systems and physician groups, with solutions addressing outsourced radiology and oncology service line needs. With the acquisition of Alliance HealthCare Services, Inc. (“Alliance,” see Note 4), Akumin provides fixed-site outpatient diagnostic imaging services through a network of approximately 180 owned and/or operated imaging locations; and outpatient radiology and oncology services and solutions to approximately 1,100 hospitals and health systems across 48 states. Akumin’s imaging procedures include magnetic resonance imaging (“MRI”), computerized tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology (X-ray), mammography and other related procedures. Akumin’s cancer care services include a full suite of radiation therapy and related offerings.
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
On September 30, 2022, the Company completed the Domestication, changing its jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware. The Company discontinued its existence as a corporation under Section 181 of the Ontario Business Corporations Act and, pursuant to Section 388 of the Delaware General Corporation Law (the “DGCL”), continued its existence under the DGCL as a corporation incorporated in the State of Delaware. In connection with the Domestication, the outstanding common shares of the Company were converted, on a one-for-one basis, into shares of common stock of the Company, respectively, as a corporation incorporated in the State of Delaware. Following the completion of the Domestication, the Company’s common stock continues to be listed on the Nasdaq Stock Market and on the Toronto Stock Exchange under the symbol “AKU.” The business, assets and liabilities of the Company, as well as its principal place of business and fiscal year, were the same immediately after the Domestication as they were immediately prior to the Domestication.
Certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentation.
Immaterial Correction of Balance Sheet Classification
During the fourth quarter of 2022, the Company determined that certain finance leases totaling $6.3 million at December 31, 2021 were included in current and long-term debt instead of current and long-term obligations under finance leases in the consolidated balance sheet. In addition, the Company included $0.2 million in payments on long-term debt, rather than payments on finance leases in the consolidated statement of cash flows for the year ended December 31, 2021.
The Company determined that this correction is immaterial to the consolidated financial statements, and does not change total current or long-term liabilities on the consolidated balance sheet or total cash used in financing activities on

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
the consolidated statement of cash flows as of and for the year ended December 31, 2021, respectively. Further, this immaterial correction does not impact the consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. The following table summarizes the impact of the immaterial correction:

(in thousands)
Financial statement line item	As Reported	Adjustment	As Adjusted
Balance Sheet	December 31, 2021
Current portion of long-term debt	$14,789	$(775)	$14,014
Current portion of obligations under finance leases	6,460	775	7,235
Total current liabilities	164,182	—	164,182

Long-term debt, net of current portion	1,197,596	(5,522)	1,192,074
Obligations under finance leases, net of current portion	15,951	5,522	21,473
Total liabilities	1,597,678	—	1,597,678

Statement of Cash Flows	Year ended December 31, 2021
Financing activities:
Principal payments on long-term debt	(5,997)	235	(5,762)
Principal payments on finance leases	(4,342)	(235)	(4,577)
Net cash provided by financing activities	$766,144	$—	$766,144
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
As a result of the financial relationship established between the Company and certain entities (the “Revenue Practices”) through respective management service agreements, the Revenue Practices individually qualify as VIEs as the Company, which provides them non-medical, technical and administrative services, has the power to direct their respective activities and the obligation to absorb their gains and losses. As a result, the Company is considered the primary beneficiary of the Revenue Practices, and accordingly, the assets and liabilities and revenues and expenses of the Revenue Practices are included in these consolidated financial statements. The following information excludes any intercompany transactions and costs allocated by the Company to the Revenue Practices. As of December 31, 2022 and 2021, the Revenue Practices’ assets included in the Company’s consolidated balance sheets were $36.0 million and $20.4 million, respectively, and liabilities included in the Company’s consolidated balance sheets were $1.4 million and $0.6 million, respectively. The assets of the Revenue Practices can only be used to settle their obligations. During the years ended December 31, 2022 and 2021, the Revenue Practices’ revenues were $179.6 million and $173.6 million, respectively, and the net cash provided from operating activities was $202.7 million and $180.6 million, respectively.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
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
Other
Other revenue consists of miscellaneous fees under contractual arrangements, including service fee revenue under capitation arrangements with third-party payors, management fees, government grants and fees for other services provided to third parties. The Company records revenue from management services that it performs based upon management service contracts with predetermined pricing and records such revenues in the period in which the service is performed and at the amounts expected to be collected. During the year ended December 31, 2021, the Company received grants from the Department of Health and Human Services ("DHHS") (see Note 23).
No single payor or provider accounted for more than 10% of consolidated revenues during the years ended December 31, 2022 and 2021.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
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
The Company’s accounts receivable are primarily from third-party payors and clients in the healthcare industry. No individual customer represented more than 10% of the Company’s accounts receivable at December 31, 2022 and 2021.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
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
The Company performs an annual impairment test in the fourth quarter for goodwill and indefinite-lived intangible assets or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. Such indicators include a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate.
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
December 31, 2022 and 2021
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
In evaluating indefinite-lived intangible assets for impairment, the Company first assesses qualitative factors to determine whether it is more-likely-than-not the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the Company concludes it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the Company conducts a quantitative impairment test, which consist of a comparison of the fair value to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Finite-lived intangible assets are amortized over their respective estimated useful lives (see Note 8) on a straight-line basis and are reviewed for impairment consistent with property and equipment.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
or termination of certain operating agreements of the joint venture, or (ii) the noncontrolling interests’ tax-exempt status is jeopardized by the joint venture.
As of December 31, 2022 and 2021, the Company holds redeemable noncontrolling interests of $30.3 million and $37.5 million, respectively, which are not currently redeemable or probable of becoming redeemable. The redemption of these noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered as the triggering events are generally not probable until they occur. As such, these noncontrolling interests have not been remeasured to redemption value.
The following is a rollforward of the activity in the redeemable noncontrolling interests for the year ended December 31, 2022:

(in thousands)
Balance, December 31, 2021	$37,469
Net loss attributable to redeemable noncontrolling interests	(1,002)
Distributions paid to redeemable noncontrolling interests	(4,904)
Purchase accounting adjustments	(1,226)
Balance, December 31, 2022	$30,337
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
Earnings per share
The Company computes basic net income per share attributable to common stockholders based on the weighted-average number of shares of common stock outstanding during the periods presented. Diluted net income per share attributable to common stockholders is computed based on the weighted-average number of shares of common stock and any dilutive potential shares of common stock outstanding using the treasury method.
Comprehensive Income
Comprehensive income includes all changes in equity other than transactions with stockholders and noncontrolling interests. The Company’s accumulated other comprehensive income consists of unrealized gains and losses, and related reclassification adjustments, related to interest rate swaps that qualify as cash flow hedges.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
Fair Value of Financial Instruments
Assets and liabilities subject to fair value measurements are required to be disclosed within a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair value. Accordingly, assets and liabilities carried at fair value are classified within the fair value hierarchy in one of the following categories:
•Level 1 – Fair value is determined by using quoted prices that are available in active markets for identical assets and liabilities.
•Level 2 – Fair value is determined by using inputs other than Level 1 quoted prices that are directly or indirectly observable. Inputs can include quoted prices for similar assets and liabilities in active markets or quoted prices for identical assets and liabilities in inactive markets.
•Level 3 – Fair value is determined by using inputs that are unobservable and not corroborated by market data. Use of these inputs involves significant and subjective judgment.
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
The Company reviews the terms of debt and equity financing transactions to identify whether there are any embedded derivatives that require separation from the related host financial instrument. Any such embedded derivatives are presented at fair value in the consolidated balance sheets, with changes in fair value recorded in other non-operating losses (gains) in the consolidated statements of operations and comprehensive loss. The Company separates an embedded provision in a debt or equity contract in which (i) the economic characteristics and risks of the embedded derivative provision are not clearly and closely related to the economic characteristics and risks of the host instrument, (ii) the host instrument itself is not carried at fair value in the consolidated balance sheets, and (iii) the embedded provision would meet the definition of a derivative financial instrument if it were issued on a standalone basis. The Company identified an embedded derivative that it has separated from the Subordinated Notes, as discussed in Note 9.
Warrants
The Company reviews the terms of warrants to purchase its common stock to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheets. In order for a warrant to be classified in stockholders’ equity, the warrant must be (i) indexed to the Company’s equity and (ii) meet the conditions for equity classification.
If a warrant does not meet the conditions for stockholders’ equity classification, it is carried on the consolidated balance sheets as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in other non-operating losses (gains) in the consolidated statements of operations and comprehensive loss. If a warrant meets both conditions for equity classification, the warrant is initially recorded at its relative fair value on the date of issuance in stockholders’ equity in the consolidated balance sheets, and the amount initially recorded is not subsequently remeasured at fair value. As discussed in Note 9, the Company issued warrants in connection with the Subordinated Notes.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
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
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising costs were $4.8 million and $3.7 million for the years ended December 31, 2022 and 2021, respectively.
3. New Accounting Standards
Recently Adopted Accounting Standards
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. For all entities, the guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company adopted this standard as of December 31, 2022 and it did not have a material impact on the Company’s consolidated financial statements.
ASU 2021-01, Reference Rate Reform (Topic 848): Scope
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain option expedients and exceptions in Topic 848. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company adopted this standard as of December 31, 2022 and it did not have a material impact on the Company’s consolidated financial statements.
ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)
In April 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. The

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
Company adopted this standard as of January 1, 2022 and it did not have a material impact on the Company’s consolidated financial statements.
ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. ASU 2021-10 also adds a new Topic, Accounting Standards Codification ("ASC") 832, Government Assistance, to the FASB’s Codification. The disclosure requirements only apply to transactions with a government that are accounted for by analogizing to either a grant model or a contribution model. The guidance in ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard as of January 1, 2022 and it did not have a material impact on the Company’s consolidated financial statements.
ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848
In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848. This amendment extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, which defers the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective upon issuance and should be applied on a prospective basis. The Company adopted the standard effective December 21, 2022, the issuance date, and it did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Standards Not Yet Effective
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2022. The Company is considered an Emerging Growth Company as classified by the SEC, which gives the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements and expects to adopt the standard as of January 1, 2023.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805)
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. In addition, the amendments clarify that all contracts requiring the recognition of assets and liabilities in accordance with the guidance in ASC 606, such as contract liabilities derived from the sale of nonfinancial assets within the scope of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets, fall within the scope of the amended guidance in ASC 805. The amendments do not affect the accounting for other assets or liabilities arising from revenue contracts with customers in a business combination, such as customer-related intangible assets and contract-based intangible assets, including off-market contract terms. This ASU is effective for public entities for fiscal years beginning after December 15, 2022, with early adoption permitted. For

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
all other entities, this ASU is effective for fiscal years beginning after December 15, 2023. The Company is currently evaluating the impact of the standard on its consolidated financial statements and expects to adopt the standard as of January 1, 2023.
4. Business Combinations
Alliance Acquisition
On September 1, 2021, the Company acquired all of the issued and outstanding common stock of Thaihot Investment Company US Limited, which owned 100% of the common stock of Alliance, from Thaihot Investment Co., Ltd. ("Seller") for a total purchase price of $785.6 million (the “Alliance Acquisition”). The acquisition included Alliance’s ownership interests in its joint ventures which had a fair value of $172.7 million.
The acquisition was financed with (i) cash on hand, (ii) $340.0 million of proceeds from the issuance of unsecured notes, (iii) $10.4 million of proceeds from the issuance of 3,500,000 shares of the Company’s common stock at a price of $2.98 per share, (iv) $375.0 million of proceeds from a private offering of 7.5% senior secured notes, and (v) the issuance of 14,223,570 shares of the Company’s common stock to the Seller at a price of $2.17 per share, which represented the closing market price of the Company’s common stock immediately prior to the acquisition date.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
The following table summarizes the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

(in thousands)
Assets acquired:
Cash and cash equivalents	$26,125
Net working capital	14,221
Property and equipment	205,940
Operating lease right-of-use assets	69,919
Goodwill	431,017
Intangibles – Customer contracts	264,401
Intangibles – Trade names	68,829
Intangibles – Third party management agreements	10,200
Intangibles – Patents	920
Intangibles – Certificates of need	69,558
Other assets	8,170
1,169,300
Liabilities assumed:
Equipment debt	54,539
Obligations under finance leases	9,041
Obligations under operating leases	74,290
Deferred tax liabilities	30,082
Other liabilities	7,234
175,186
Net assets acquired	994,114
Less redeemable noncontrolling interests	35,813
Less noncontrolling interests	172,685
Purchase price	$785,616
As of the acquisition date, the Company had preliminarily estimated the fair value of the assets acquired and liabilities assumed and allocated a portion of the total purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Noncontrolling interests were also recorded at fair value as of the acquisition date. The fair value of the total enterprise applicable to joint ventures was allocated to the individual joint ventures; the amount allocated to each noncontrolling interest was computed by multiplying the respective joint venture total fair value by the ownership interest percentage of the noncontrolling interest and applying an appropriate lack of control discount.
The purchase price allocation was finalized as of August 31, 2022 and the Company updated the preliminary assessment of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, resulting in certain changes to the preliminary amounts previously recorded. These changes were composed primarily of (i) a decrease in property and equipment acquired of $0.5 million due to a refinement in the valuation analysis, (ii) a decrease in other intangible assets of $1.2 million due to a refinement in the valuation analysis, partially offset by the valuation of certain patents which had not previously been valued, (iii) a decrease in noncontrolling interests of $3.5 million due to a refinement in the valuation analysis, and (iv) a decrease in net deferred tax liabilities of $22.7 million due to further analysis of the difference between the book value and tax basis of the assets and liabilities reflected in the opening balance sheet of the acquired business, and the tax net operating loss carryforwards of both the acquired business and the acquiring business, as well as the valuation allowance required to reduce the carrying amount of deferred tax assets of the acquired

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
business. The net effect of the changes to the preliminary fair value of the assets acquired and liabilities assumed resulted in a net decrease in goodwill of $24.7 million.
The acquisition enabled the Company to expand its business into areas of the United States in which it previously did not have operations. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill, which will not be deductible for income tax purposes. The total goodwill was allocated $298.1 million and $132.9 million to the Radiology segment and Oncology segment, respectively. The Company believes the goodwill resulting from the acquisition is primarily attributable to the expected synergies related to operating efficiencies and enhanced opportunities for growth. During the year ended December 31, 2021, the Alliance Acquisition contributed revenues of $155.2 million and income before income taxes of $4.5 million to the Company’s consolidated results of operations.
The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. Assuming the Alliance Acquisition occurred on January 1, 2021, the Company's 2021 unaudited pro forma net revenues would have been approximately $746.6 million and unaudited pro forma net loss before income taxes would have been approximately $132.5 million. This pro forma data is presented for illustrative purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the Company completed the acquisition on January 1, 2021.
The values of the intangible assets relating to customer contracts, trade names, certificates of need and patents represent Level 3 measurements as they were based on unobservable inputs reflecting the Company’s assumptions used in determining the fair value of the assets. These inputs required significant judgments and estimates at the time of the valuation.
The following table describes the valuation techniques used to calculate fair values for assets in Level 3. The significant unobservable inputs used in the fair value measurement of the Company’s identifiable intangible assets are growth and attrition rates, discount rate and royalty rate. Significant changes in these inputs would result in a significant change of fair value measurement.

(in thousands)	Fair value at September 1, 2021	Valuation Technique	Unobservable Input	Selected Assumptions
Customer contracts	$264,401	Attrition rate	Attrition rate Growth rate Discount rate	2.8% - 5.8% 3.0% 9.0% - 12.3%
Trade names	68,829	Relief from royalty method	Royalty rate Discount rate	1.5% 9.0% - 12.3%
Certificates of need	69,558	Acquisition costs	Discount rate	9.0% - 12.3%
Patents	920	Excess earnings method	Discount rate	12.3%
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
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
This acquisition was an opportunity for the Company to enter the Massachusetts market. The goodwill assessed on acquisition, expected to be deductible for income tax purposes, reflects the Company’s expectation of future benefits from the acquired business and workforce, as well as potential synergies from cost savings. The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. For the year ended December 31, 2021, the revenues and loss before income taxes contributed by this acquisition since the acquisition date to the Company’s consolidated results of operations were not material.
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
December 31, 2022 and 2021
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
This acquisition was an opportunity for the Company to increase its economies of scale in Florida. The goodwill assessed on acquisition, expected to be deductible for income tax purposes, reflects the Company’s expectation of future benefits from the acquired business and workforce, as well as potential synergies from cost savings. The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. For the year ended December 31, 2021, the revenues and income before income taxes contributed by this acquisition since the acquisition date to the Company’s consolidated results of operations were not material.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
This acquisition was an opportunity for the Company to increase its economies of scale in Florida. The goodwill assessed on acquisition, expected to be deductible for income tax purposes, reflects the Company’s expectation of future benefits from the acquired business and workforce, as well as potential synergies from cost savings. The results of operations of this acquisition have been included in the Company’s consolidated statements of operations and comprehensive loss from the acquisition date. For the year ended December 31, 2021, the revenues and loss before income taxes contributed by this acquisition since the acquisition date to the Company’s consolidated results of operations were not material.
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
In August 2022, the Company entered into a One-Time Purchase Agreement (“OTPA”) with an independent third-party for the sale of certain existing accounts receivable that arose from healthcare services provided in the states of Georgia, Texas and Florida. Under the terms of the OTPA, the sale is on a non-recourse basis and the Company does not retain any interest in the receivables. In connection with the OTPA transaction, the Company sold accounts receivable with a carrying value of $20.3 million and received cash proceeds of $29.0 million. The transfer of accounts receivable under this agreement met the criteria for a sale of financial assets. As a result, such receivables were derecognized from the Company’s consolidated balance sheet and the proceeds are included in cash flows from operating activities in the Company’s consolidated statement of cash flows for the year ended December 31, 2022.
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
Under the MPA, the Company sold accounts receivable with a carrying value of $8.1 million and received cash proceeds of $8.1 million during the fourth quarter of 2022. The transfer of accounts receivable under the MPA met the criteria for a sale of financial assets. As a result, such receivables were derecognized from the Company’s consolidated balance sheet and the proceeds are included in cash flows from operating activities in the Company’s consolidated statement of cash flows for the year ended December 31, 2022.
In connection with the OTPA and MPA, the Company entered into a servicing agreement to service the accounts receivable arising from the state of Florida. In accordance with ASC 860, the Company recognized a $1.3 million servicing liability related to the OTPA and MPA transactions during the year ended December 31, 2022 for the cost of future servicing of the accounts receivable. This liability was initially measured at fair value and is being subsequently amortized on a straight-line basis over the estimated collection period of three years. The fair value of the servicing liability was determined using unobservable Level 3 inputs by obtaining an estimated rate that would be charged by an unrelated entity to service the accounts receivable and applying that rate to the estimated collections. The servicing liability is included in accrued liabilities (current portion) and other liabilities (non-current portion) in the Company's consolidated balance sheet as of December 31, 2022.
In connection with the OTPA and MPA transactions, the Company recorded a gain on sale of accounts receivable of $7.4 million, which is included in other operating expense (income), net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
6. Property and Equipment
Property and equipment consist of the following:

	December 31,
(in thousands)	2022	2021
Medical equipment	$244,517	$220,619
Leasehold improvements	43,382	39,763
Equipment under finance leases	44,845	41,774
Office and computer equipment	17,742	16,701
Transportation and service equipment	11,672	8,996
Furniture and fixtures	3,362	3,130
Construction in progress	4,636	6,423
	370,156	337,406
Less accumulated depreciation	148,942	78,284
	$221,214	$259,122
Depreciation expense for the years ended December 31, 2022 and 2021 was $77.5 million and $36.4 million, respectively.
As of December 31, 2022 and 2021, the equipment under finance leases had a net book value of $26.3 million and $29.1 million, respectively.
7. Goodwill
Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Total
Balance, December 31, 2020	$351,610	$—	$351,610
Acquisitions	330,383	158,360	488,743
Balance, December 31, 2021	681,993	158,360	840,353
Purchase accounting adjustments	732	(25,475)	(24,743)
Impairment	—	(46,500)	(46,500)
Balance, December 31, 2022	$682,725	$86,385	$769,110
The Company tests its goodwill and indefinite-lived intangible assets annually or more frequently depending on certain impairment indicators. Such indicators include a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate.
During the third quarter of 2022, the Company determined that potential indicators of impairment existed and thus performed a quantitative test for impairment at the reporting unit level as of August 31, 2022. The impairment test yielded a fair value for the Radiology reporting unit that exceeded its carrying value; therefore this reporting unit was not considered at risk of impairment. In connection with the impairment test for the Oncology reporting unit, the Company concluded that the carrying value exceeded its estimated fair value based on management's assessment of the outlook and long-term business plans for this division. Consequently, the Company recorded an impairment charge of $20.0 million related to goodwill for the Oncology reporting unit, which was recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.
As part of the Company's annual impairment review for the year ended December 31, 2022, goodwill was tested for impairment at the reporting unit level as of October 1, 2022. The Company performed a quantitative test as part of its annual impairment review. The impairment test yielded a fair value for the Radiology reporting unit that exceeded its

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
carrying value; therefore this reporting unit was not considered at risk of impairment. In connection with the impairment test for the Oncology reporting unit, the Company concluded that the carrying value exceeded its estimated fair value based on management's assessment of the outlook and long-term business plans for this division. Consequently, the Company recorded an additional impairment charge of $26.5 million related to goodwill for the Oncology reporting unit, which was recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2022.
As of December 31, 2022, the Company determined that potential indicators of impairment existed, including a significant decline in the Company's stock price, and thus performed a quantitative test for impairment at the reporting unit level as of December 31, 2022. The impairment test yielded individual fair values for the Radiology and Oncology reporting units that exceeded their respective carrying values; therefore, the reporting units were not considered at risk of impairment as of December 31, 2022.
In estimating fair values, the Company gave equal weight to an income approach (the DCF method) and a market approach (the GPC method). Specifically, the Company utilized the following Level 3 estimates and assumptions in its analyses:

Discount rate	10.0% to 11.5%
Perpetual growth rate	2.5% to 3.0%
Tax rate	26.0%
Risk free rate	3.5% to 4.1%
Revenue multiple	1.8 to 2.3
EBITDA multiple	7.5 to 12.5
Changes in estimates or assumptions could materially affect the determination of fair value and the conclusions of the Company's impairment tests.
As of December 31, 2022 and 2021, the Company’s total accumulated goodwill impairment was $46.5 million and $0.0 million, respectively.
8. Other Intangible Assets
Other intangible assets consist of the following:

	Weighted Average Useful Life (in years)	December 31, 2022			December 31, 2021
		Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	20	$263,388	$(17,588)	$245,800	$266,224	$(4,437)	$261,787
Trade names	18	77,135	(11,063)	66,072	77,466	(6,054)	71,412
Management agreements	17	10,200	(800)	9,400	10,200	(200)	10,000
Other	5	5,719	(4,454)	1,265	4,814	(3,425)	1,389
Total		$356,442	$(33,905)	322,537	$358,704	$(14,116)	344,588
Certificates of Need				69,558			69,558
Total other intangible assets				$392,095			$414,146
The Company performs an impairment test when indicators of impairment are present. During the third quarter of 2022, the Company determined that potential indicators of impairment existed in certain of its finite-lived intangible assets and thus performed a quantitative assessment for impairment by comparing the carrying amount of the assets to the

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
undiscounted future net cash flows expected to be generated by the assets. Based on the assessment performed, the Company concluded that there was no impairment associated with its finite-lived intangible assets.
Indefinite-lived intangible assets consist of Certificates of Need and were also tested for impairment as of October 1, 2022, the date of the Company’s annual impairment review for the year ended December 31, 2022. The Company elected to perform a qualitative assessment of factors to determine whether further impairment testing was required. Based on its testing, the Company concluded there was no impairment of indefinite-lived intangible assets as of October 1, 2022.
As of December 31, 2022, there were no indications of impairment of the Company’s intangible assets balances.
The aggregate amortization expense for the Company’s finite-lived intangible assets was $20.7 million and $8.5 million for the years ended December 31, 2022 and 2021, respectively.
Estimated annual amortization expense related to finite-lived intangible assets is presented below:

(in thousands)
Year ending December 31,
2023	$18,824
2024	18,153
2025	17,435
2026	17,375
2027	17,321
Thereafter	233,429
$322,537
9. Long-Term Debt
Long-term debt consists of the following:

	December 31,
(in thousands)	2022	2021
2028 Senior Notes	$375,000	$375,000
2025 Senior Notes	475,000	475,000
Subordinated Notes	423,303	372,470
Equipment Debt	72,754	52,530
	1,346,057	1,275,000
Debt discount and deferred issuance costs	(71,444)	(68,912)
	1,274,613	1,206,088
Less current portion	19,961	14,014
Long-term debt, net of current portion	$1,254,652	$1,192,074

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
The minimum annual principal payments with respect to long-term debt as of December 31, 2022 are as follows:

(in thousands)
Year ending December 31:
2023	$19,973
2024	17,845
2025	489,734
2026	10,283
2027	6,917
Thereafter	801,305
$1,346,057
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
On August 9, 2021, the 2028 Senior Notes were issued at their face value of $375.0 million net of debt issuance costs of $7.8 million. As of December 31, 2022, the 2028 Senior Notes had a face value of $375.0 million and an amortized cost balance of $368.5 million. The effective interest rate of the 2028 Senior Notes is 7.88%.
2025 Senior Notes
On November 2, 2020, the Company closed an offering of $400.0 million of aggregate principal amount of 7.0% senior secured notes due November 1, 2025 (the “2025 Senior Notes”). The net proceeds from this offering were used to repay in full the Amended May 2019 Term Loans and related Revolving Facility, and net derivative financial instrument liabilities, in accordance with their respective contracts, and to pay related financing fees and expenses. A balance of $19.0 million was retained as cash. In connection with the repayment of the Amended May 2019 Term Loans, the Company recognized an $18.3 million loss on extinguishment of debt. In addition, the Company terminated and settled an interest rate cap derivative financial instrument and recognized a $4.2 million loss on settlement of this derivative. The loss on extinguishment of debt and loss on settlement of derivative were recorded in other non-operating losses (gains) in the 2020 consolidated statement of operations and comprehensive loss.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
On February 11, 2021, the Company completed a private offering of $75.0 million aggregate principal amount of additional 7.0% senior secured notes due November 2025 (the “New Notes” and together with the 2025 Senior Notes, the “2025 Senior Notes”). The New Notes were offered as additional notes under the same indenture as the previously issued 2025 Senior Notes and were treated as a single series with the 2025 Senior Notes. The Company applied part of the net proceeds from the New Notes for acquisitions, with any unused proceeds to be used for working capital and other general corporate purposes. The New Notes were issued at 5.0% premium to their face value of $75.0 million net of debt issuance costs of $1.1 million. The premium on issuance of New Notes of $3.75 million is being amortized to interest expense over the remaining term of the 2025 Senior Notes. The Company also received accrued interest on the New Notes from November 2, 2020 to February 10, 2021 of $1.4 million. This accrued interest was repaid by the Company along with the balance of the accrued interest on April 29, 2021. As of December 31, 2022, the 2025 Senior Notes had a face value of $475.0 million and an amortized cost balance of $469.5 million. The effective interest rate of the 2025 Senior Notes is 7.64%.
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
Financial covenants
There are no maintenance financial covenants. There are incurrence-based covenants related to the restrictive covenants noted above. The Company is in compliance with the covenants and has no events of default under this indenture as of December 31, 2022.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
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
The availability of borrowings under the 2020 Revolving Facility is subject to customary terms and conditions. The issuance costs related to this credit facility were $2.0 million (including $0.9 million related to the prior Revolving Facility since the settlement of that Revolving Facility was considered debt modification for accounting purposes). These costs are included in other assets in the consolidated balance sheets and are being amortized to interest expense over the term of the 2020 Revolving Facility on a straight-line basis. The annual commitment fee related to the 2020 Revolving Facility is capped at 0.5% of the aggregate principal amount of $55.0 million. As of December 31, 2022 and 2021, the 2020 Revolving Facility had a face value and amortized cost balance of zero.
The 2020 Revolving Credit Agreement provides for the following (capitalized terms used below in this note and not defined elsewhere in these notes have the respective meanings given to them in the 2020 Revolving Credit Agreement):
Interest
The interest rates payable on the 2020 Revolving Facility are as follows: (i) each Eurodollar Rate Loan bears interest on the outstanding principal amount at Adjusted Eurodollar Rate plus the Applicable Rate; (ii) each Base Rate Loan bears interest on the outstanding principal amount at the Base Rate (the highest of (a) the Prime Rate, (b) the Federal Reserve Bank of New York Rate plus 0.5% and (c) one-month Adjusted Eurodollar Rate plus 1.0%) plus the Applicable Rate; and (iii) each Swingline Loan bears interest on the outstanding principal amount at the Base Rate plus the Applicable Rate. As of December 31, 2022, there was no drawn balance under the 2020 Revolving Facility.
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
There were no borrowings under the 2020 Revolving Facility as of December 31, 2022 and therefore did not exceed 30% of the total commitment under the 2020 Revolving Facility. As a result, the Company is in compliance with the financial covenant.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
Subordinated Notes
The purchase price for the Alliance Acquisition was funded on September 1, 2021 partly with debt and equity commitments from Stonepeak Magnet Holdings LP (“Stonepeak Magnet”) (the “Stonepeak Financing”).
On September 1, 2021, Stonepeak Magnet purchased $340.0 million principal amount of unsecured notes of Akumin Corp., a wholly-owned indirect subsidiary of the Company (the “Stonepeak Notes” or “Subordinated Notes”), together with warrants to purchase 17,114,093 common shares of Akumin (the “Stonepeak Warrants”) with an exercise price of $2.98 per share and an expiry term of ten years from date of issuance, and 3,500,000 common shares of the Company (the “Stonepeak Shares”) at a price of $2.98 per share for total cash consideration of $10.4 million. No additional cash consideration was paid for the Stonepeak Warrants. The Company capitalized $53.0 million relating to Stonepeak Financing debt issuance costs and debt discount, which are being accreted to the Stonepeak Notes using the effective interest method.
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
The Company has the right under the Stonepeak Notes and it has elected to pay interest in-kind (“PIK”) for the first two years from the issuance of the Stonepeak Notes at a rate of 13% per annum, as opposed to cash interest at 11% per annum. During an event of default or at a time when certain affirmative or negative covenants are not complied with, the cash interest rate on the Stonepeak Notes shall automatically be increased by 200 basis points per annum.
The Stonepeak Notes contain certain covenants similar to the covenants in the 2025 Senior Notes indenture. The Company is in compliance with the covenants and has no events of default as of December 31, 2022.
For a three-year period following September 1, 2021, provided certain conditions are met, the Company will be permitted to draw up to an additional $349.6 million from Stonepeak Magnet. Any such future subscription by Stonepeak Magnet will involve a further issuance of Stonepeak Notes and Stonepeak Warrants, in each case on terms substantially similar to those issued upon closing of the Alliance Acquisition; provided, however, that the number of additional Stonepeak Warrants would equal 20% of the dollar amount drawn by the Company divided by 120% of the 10-day volume weighted average price of the Company’s common shares ending on the trading day immediately prior to the earlier of the day of announcement or issuance of such Stonepeak Warrants, and the exercise price for such additional Stonepeak Warrants would be equal to that same volume weighted average price, subject to regulatory approval. The proceeds relating to any such future subscription would be used to finance the Company’s organic growth as well as future acquisition opportunities that are agreed to between the Company and Stonepeak Magnet. A portion of the lender fees paid to Stonepeak Magnet have been allocated to the unfunded commitment and have been recorded as a prepaid transaction cost related to the remaining $349.6 million unfunded commitment. Such cost, totaling $3.7 million, is included in other assets in the consolidated balance sheet as of December 31, 2022 and is being accreted to interest expense over the three-year commitment period on a straight-line basis. As additional borrowings are made by Stonepeak Magnet, a proportionate amount of the remaining unamortized prepaid transaction costs will be reclassified to offset the additional amount borrowed and will be accreted, along with the debt discount to the Stonepeak Notes, using the effective interest method over the remaining term of the debt.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
accrued but unpaid interest, in each case, plus 5%; and (b) the remaining balance by the twelfth anniversary of such issuance date by paying in cash the principal amount and any accrued but unpaid interest, in each case, plus 5%.
In the event of a change of control before the seventh (7th) anniversary of the issuance date, the Company or Stonepeak Magnet may elect to redeem the Stonepeak Notes in part or in whole and the Company will be required to pay Stonepeak Magnet the principal amount to be redeemed plus a prepayment premium that varies between 25% and 5% depending on the timing of the change of control (first to 7th anniversary of the issuance date) with respect to the prepaid amount (the “Change of Control Redemption Election”). The Company determined the Change of Control Redemption Election held by Stonepeak Magnet meets the accounting definition of an embedded derivative that must be separated from the Stonepeak Notes and initially and subsequently be reported as a liability and measured at fair value. The fair value of the Change of Control Redemption Election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the seven years from September 1, 2021. The estimated value of the redemption premium was discounted by the expected weighted average time to exit at a discount rate of 11%. The fair value of the Change in Control Redemption Election of $7.6 million at September 1, 2021 was recorded as a derivative liability and included in other liabilities in the consolidated balance sheet. The fair value of the Change in Control Redemption Election was $6.1 million and $7.5 million at December 31, 2022 and 2021, respectively, and is recorded in other liabilities in the consolidated balance sheets. The $1.4 million and $0.1 million change in the fair value of the Change in Control Redemption Election derivative during 2022 and 2021, respectively, was recorded as a gain and included in other non-operating income in the consolidated statements of operations and comprehensive loss.
The fair value of the Stonepeak Warrants at the date of issuance was determined to be $1.2807 per warrant using the Black-Scholes option pricing model based on the following assumptions: common share price of $2.17 per share, which represents the closing market price of the Company’s common stock immediately prior to the Alliance Acquisition, exercise price of $2.98, historical common share price volatility of 56%; term of warrants of ten years from September 1, 2021; expected dividend yield of zero; and annual risk-free interest rate of 1.3%. The fair value of Stonepeak Warrants was $21.9 million on September 1, 2021. The Company determined the Stonepeak Warrants should be classified in stockholders’ equity in accordance with the accounting guidance for equity classification of contracts based on an entity’s own shares. The relative fair value of the Stonepeak Warrants on the issuance date, net of allocated transaction costs, was $21.0 million and is included in common stock in the consolidated balance sheet as of December 31, 2022. The initial carrying value of the Stonepeak Warrants will not be remeasured in future periods.
On September 1, 2021, the Stonepeak Notes were issued at their face value of $357.0 million (including the 5% repayment premium of $17.0 million) net of discount and debt issuance costs totaling $53.0 million. As of December 31, 2021, the Stonepeak Notes had a face value of $372.5 million and an accreted cost balance of $318.0 million. As of December 31, 2022, the Stonepeak Notes had a face value of $423.3 million and an accreted cost balance of $363.8 million. The increase in the face value amount is due to interest paid-in-kind.
Equipment Debt
The Company’s equipment debt is composed of financing arrangements with various lenders, which are collateralized by the related equipment. Certain of the debt obligations are subject to covenants with which the Company must comply on a quarterly or annual basis. The Company was in compliance with all such covenants as of December 31, 2022.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
10. Finance Leases
The information pertaining to obligations under finance leases is as follows:

	December 31,
(in thousands)	2022	2021
Obligations under finance leases	$27,305	$28,708
Less current portion	7,800	7,235
Non-current obligations under finance leases	$19,505	$21,473
The components of finance lease cost recognized in the consolidated statements of operations and comprehensive loss are as follows.

	Year Ended December 31,
(in thousands)	2022	2021
Amortization expense for equipment under finance leases	$6,198	$4,479
Interest expense on finance lease liabilities	1,750	1,079
Finance lease cost	$7,948	$5,558
Undiscounted cash flows for finance leases recorded in the consolidated balance sheet as of December 31, 2022 are as follows.

(in thousands)
Year ending December 31:
2023	$9,343
2024	9,044
2025	6,658
2026	3,211
2027	1,812
Thereafter	761
Total minimum lease payments	30,829
Less amount of lease payments representing interest	3,524
Present value of future minimum lease payments	27,305
Less current portion	7,800
Non-current obligations under finance leases	$19,505
The lease term and discount rates are as follows:

	Year Ended December 31,
	2022	2021
Weighted average remaining lease term – finance leases (years)	3.6	4.0
Weighted average discount rate – finance leases	6.3%	6.1%

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
Supplemental cash flow information related to finance leases is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Operating cash flows from finance leases	$1,733	$1,071
Equipment acquired in exchange for finance lease obligations	6,621	1,070
11. Operating Leases
The information pertaining to obligations under operating leases is as follows:

	December 31,
(in thousands)	2022	2021
Obligations under operating leases	$177,698	$205,169
Less current portion	17,223	20,794
Non-current obligations under operating leases	$160,475	$184,375
The components of operating lease cost recognized in the consolidated statements of operations and comprehensive loss are as follows.

	Year Ended December 31,
(in thousands)	2022	2021
Operating lease cost	$37,884	$27,027
Variable lease cost	9,298	4,515
Short-term lease cost	1,641	671
Total operating lease cost	$48,823	$32,213
Undiscounted cash flows for operating leases recorded in the consolidated balance sheet as of December 31, 2022 are as follows.

(in thousands)
Year ending December 31:
2023	$30,199
2024	28,453
2025	25,486
2026	22,783
2027	21,473
Thereafter	155,627
Total minimum lease payments	284,021
Less amount of lease payments representing interest	106,323
Present value of future minimum lease payments	177,698
Less current portion	17,223
Non-current obligations under operating leases	$160,475

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
The lease term and discount rates are as follows:

	Year Ended December 31,
	2022	2021
Weighted average remaining lease term – operating leases (years)	11.5	11.4
Weighted average discount rate – operating leases	8.1%	7.7%
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Operating cash flows from operating leases	$37,845	$25,245
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,624	3,761
Derecognition of operating lease right-of-use assets and lease liabilities associated with lease terminations	8,948	2,194
12. Accrued Liabilities
Other accrued liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Accrued compensation and related expenses	$25,655	$26,486
Accrued interest expense	18,183	16,840
Other	43,078	44,487
	$86,916	$87,813
13. Financial Instruments
Assets and liabilities that are measured at fair value on a recurring basis
The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of December 31, 2022				Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Current and long-term assets:
Interest rate contracts	$—	$52	$—	$52	$—	$3	$—	$3
Current and long-term liabilities:
Derivative in subordinated notes	$—	$—	$6,132	$6,132	$—	$—	$7,522	$7,522
Interest rate contracts	$—	$—	$—	$—	$—	$53	$—	$53
The derivative in subordinated notes relates to the Change of Control Redemption Election included in the Subordinated Notes (see Note 9). The fair value of the Change of Control Redemption Election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the seven years from initiation date. The estimated fair values of the Change of Control Redemption Election as of December 31, 2022 and December 31, 2021 use unobservable inputs for probability weighted time until an exit event of 3.5 years and 4.2 years, respectively, and an exit event probability weighting of 22.9% and 24.5%, respectively.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
The following is a reconciliation of the opening and closing balances for the derivative in subordinated notes liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)
Balance, December 31, 2020	$—
Fair value at time of Alliance Acquisition	7,622
Change in fair value	(100)
Balance, December 31, 2021	7,522
Change in fair value	(1,390)
Balance, December 31, 2022	$6,132
The $1.4 million and $0.1 million decrease in the fair value of the derivative in subordinated notes liability was recorded as a gain and included in Other non-operating income, net in the Company's consolidated statements of operations and comprehensive loss for the year ended December 31, 2022 and 2021, respectively.
Assets and liabilities for which fair value is only disclosed
The estimated fair values of other current and non-current liabilities are as follows:

	December 31,
(in thousands)	2022	2021
2028 Senior Notes	$228,894	$345,938
2025 Senior Notes	339,385	446,500
Subordinated Notes	254,951	323,620
Equipment Debt	58,698	50,411
	$881,928	$1,166,469
As of December 31, 2022, the estimated fair values of the 2028 Senior Notes and 2025 Senior Notes were determined using Level 2 inputs and the estimated fair values of the Subordinated Notes and Equipment Debt were determined using Level 3 inputs.
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
December 31, 2022 and 2021
Financial instruments are classified into one of the following categories: amortized cost, fair value through earnings and fair value through other comprehensive income. The following table summarizes information regarding the carrying value of the Company’s financial instruments:

	December 31,
(in thousands)	2022	2021
Financial assets measured at amortized cost:
Cash and cash equivalents	$59,424	$48,419
Accounts receivable	114,166	121,525
	$173,590	$169,944
Financial liabilities measured at amortized cost:
Accounts payable	$36,618	$34,326
Current portion of long-term debt	19,961	14,014
Current portion of leases	25,023	28,029
Non-current portion of long-term debt	1,254,652	1,192,074
Non-current portion of leases	179,980	205,848
Accrued liabilities	86,916	87,813
	$1,603,150	$1,562,104
Financial liabilities measured at fair value through earnings:
Derivative in subordinated notes	$6,132	$7,522
Financial assets measured at fair value through other comprehensive income:
Interest rate contracts	$52	$3
Financial liabilities measured at fair value through other comprehensive income:
Interest rate contracts	$—	$53
Assets and liabilities that are measured at fair value on a nonrecurring basis
The Company measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill and long-lived assets in connection with acquisitions and periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs; therefore, these are considered Level 3 fair value measurements. See disclosure of Level 3 measurements related to the valuation of identifiable intangible assets in connection with the Alliance Acquisition in Note 4 and the goodwill impairment analysis in Note 7.
Interest Rate Risk
Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Changes in lending rates can cause fluctuations in interest payments and cash flows. Certain of the Company’s equipment debt arrangements have interest rate swap agreements to hedge the future variable cash interest payments in order to avoid volatility in operating results due to fluctuations in interest rates. As of December 31, 2022, the Company had $0.4 million of variable interest rate equipment debt that is not hedged. In addition, the Company is exposed to variable interest rates related to the 2020 Revolving Facility, which had no outstanding balance as of December 31, 2022 or December 31, 2021. The Company’s exposure to interest rate risk from a 1% increase or decrease in the variable interest rates is not material.
14. Stockholders' Equity
In connection with the Domestication (Note 2), the Company amended its Certificate of Incorporation to provide for the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
undesignated preferred stock, par value $0.01 per share. The effect of the change in the common stock from no par value to $0.01 par value per share has been reflected in the consolidated financial statements on a retroactive basis for all periods presented.
Stock-Based Awards
The Company may grant stock-based awards to employees, directors and consultants under the Amended and Restated Restricted Share Unit Plan, adopted as of November 14, 2017 (the “RSU Plan”) and the Amended and Restated Stock Option Plan, adopted as of November 14, 2017 (the “Stock Option Plan” and together with the RSU Plan, the “2017 Stock Plans”). Under the 2017 Stock Plans, the collective maximum number of shares reserved for issuance is equal to 10% of the number of capital shares of the Company that are outstanding from time to time. As of December 31, 2022 and 2021, shares reserved for issuance under the 2017 Stock Plans were 8,981,151 and 8,902,699 respectively. The 2017 Stock Plans are administered by the Board of Directors, which has authority to select eligible persons to receive awards and to determine the terms and conditions of the awards.
Restricted Share Units
Restricted share units ("RSUs") represent a right to receive a share of common stock at a future vesting date with no cash payment from the holder. RSUs granted vest over two years from the date of grant. A summary of RSU activity is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Outstanding and unvested at December 31, 2020	—	$—
Granted	2,029,032	2.41
Outstanding and unvested at December 31, 2021	2,029,032	2.41
Granted	799,085	1.10
Vested	(634,516)	2.98	$1,891
Cancelled	(50,000)	1.69
Outstanding and unvested at December 31, 2022	2,143,601	$1.77	$3,795

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
Stock Options
Stock options are awarded as consideration in exchange for services rendered to the Company. Stock options granted generally have terms of 7 to 10 years and vest over 3 years. A summary of the stock option activity is as follows:

	Number of Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	5,760,120	$2.47
Granted	70,000	3.58
Exercised	(150,000)	0.50		$413
Outstanding at December 31, 2021	5,680,120	2.54
Cancelled	(182,000)	3.57
Exercised	(150,000)	0.50		80
Outstanding at December 31, 2022	5,348,120	$2.56	3.3	$378
Exercisable at December 31, 2022	5,301,920	$2.55	3.3	$378
Aggregate intrinsic value for outstanding and exercisable stock options in the table above represents the difference between the closing stock price on December 31, 2022 and the exercise price multiplied by the number of in-the-money options. The intrinsic value of options exercised in the table above is calculated as the difference between the market price on the date of exercise and the exercise price multiplied by the number of options exercised. There were no stock options granted during the year ended December 31, 2022.
Stock-Based Compensation Expense
During the years ended December 31, 2022 and 2021, the Company recorded total stock-based compensation expense related to all stock-based awards of $3.2 million and $2.8 million, respectively.
As of December 31, 2022, there was $0.8 million of total unrecognized compensation costs related to outstanding stock-based awards. These costs are expected to be recognized over a weighted-average period of 1.2 years.
15. Commitments and Contingencies
Purchase Commitments
The Company has certain binding purchase commitments primarily for the purchase of equipment from various suppliers. As of December 31, 2022, the obligations for these future purchase commitments totaled $38.2 million, of which $32.9 million is expected to be paid over the next twelve months and $5.2 million is expected to be paid thereafter.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. As of December 31, 2022, the Company has determined that no liability is necessary related to these guarantees and indemnities.
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

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
The following table summarizes the components of the Company’s revenues by payor category:

	Year Ended December 31,
(in thousands)	2022	2021
Patient fee payors:
Commercial	$272,399	$226,843
Medicare	82,326	51,238
Medicaid	12,781	8,002
Other patient revenue	12,880	11,499
	380,386	297,582
Hospitals and healthcare providers	360,537	118,491
Other revenue	8,708	5,006
	$749,631	$421,079
17. Cost of Operations, excluding Depreciation and Amortization
The following table summarizes the components of the Company’s cost of operations, excluding depreciation and amortization:

	Year Ended December 31,
(in thousands)	2022	2021
Employee compensation	$279,906	$160,840
Third-party services and professional fees	120,441	60,108
Rent and utilities	50,715	37,158
Reading fees	46,164	42,842
Administrative	45,706	27,853
Medical supplies and other	65,445	27,566
	$608,377	$356,367
18. Supplemental Statement of Operations Information
Impairment Charges
Impairment charges relate to the following assets:

	Year Ended December 31,
(in thousands)	2022	2021
Goodwill (Note 7)	$46,500	$—
Property and equipment	702	—
	$47,202	$—
Restructuring Charges

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
Restructuring charges consist of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Transformation costs	$12,517	$1,513
Lease termination costs	1,840	—
Domestication and related costs	1,413	—
Other	855	479
	$16,625	$1,992
Transformation costs consist of third-party consulting fees associated with a significant project to identify, plan, and implement various business improvement initiatives designed to enhance growth opportunities and improve operations. The project is expected to continue into 2024. The consulting agreement provides for fixed fees totaling $12.5 million, milestone fees totaling up to $7.0 million that are earned upon the achievement of certain milestones, and performance fees totaling up to $15.0 million that are earned based on the achievement of certain performance results during the period of the contract. The Company recognizes the fixed fees over the contract period as the services are rendered. Milestone and performance fees that are probable of ultimately being paid are recognized based on a percentage of achievement of the related milestone or performance result. As of December 31, 2022, the accrued liability for unpaid transformation consulting costs was $6.8 million.
Lease termination costs relate to a $1.8 million payment made in May 2022 pursuant to an agreement to early terminate the lease for one of the Company’s office facilities. In addition, the Company derecognized $3.2 million for the related operating lease right-of-use asset and the associated lease liability during the year ended December 31, 2022.
Domestication and related costs consist of professional fees incurred related to the change in the Company’s jurisdiction of incorporation from the province of Ontario (Canada) to the State of Delaware (USA) (See Note 2).
Severance and Related Costs
Severance and related costs represent costs associated with employees whose employment with the Company has been terminated and are generally paid in the year recorded. During the year ended December 31, 2022, the Company implemented a small workforce reduction and recorded severance and related costs. In connection with certain terminated employees, severance benefits are paid over periods of 12 to 18 months. As of December 31, 2022, the unpaid balance of severance and related costs totaled $4.9 million, of which $4.8 million will be paid during the next twelve months and the remaining $0.1 million will be paid thereafter.
Other Operating and Non-Operating Expense (Income)
Other operating expense (income), net consists of the following:

	Year Ended December 31,
(in thousands)	2022		2021
Gain on sale of accounts receivable (Note 5)	$(7,384)		$—
Loss on disposal of property and equipment, net	173		748
Other, net	(301)		(165)
	$(7,512)	$—	$583

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
Other non-operating income, net consists of the following:

	Year Ended December 31,
(in thousands)	2022		2021
Fair value adjustment on derivative in subordinated notes	$(1,390)		$(100)
Earnings from unconsolidated investees	(972)		(291)
Gain on conversion of debt to equity investment (Note 19)	—		(3,360)
Other, net	(1,258)		(239)
	$(3,620)	—	$(3,990)
19. Investments in Unconsolidated Investees
Effective March 1, 2021, the Company completed a common equity investment in an artificial intelligence business (“AI business”) as part of a private placement offering for $4.6 million. The AI business develops artificial intelligence aided software programs for use in medical businesses, including outpatient imaging services provided by the Company. As a result of the investment, a previous investment in a convertible note instrument issued by the AI business to the Company in May 2020 converted to common equity. The Company’s total common equity investment is estimated to be valued at $7.9 million as of December 31, 2022 and represents a 34.5% interest in the AI business on a non-diluted basis. In addition, the Company holds share purchase warrants which, subject to the occurrence of certain events and certain assumptions, and the payment of $0.4 million, would entitle the Company to acquire an additional 2.4% ownership interest in the AI business common equity. During the year ended December 31, 2021, the Company recognized a gain of $3.4 million on the conversion of the convertible note instrument to common equity and the share purchase warrants. This gain is included in other non-operating income, net in the consolidated statements of operations and comprehensive loss.
The Company has a 15% direct ownership in an unconsolidated investee and provides management services under a management agreement with the investee. The Company provides services as part of its ongoing operations for and on behalf of the unconsolidated investee, which reimburses the Company for the actual amount of the expenses incurred. The Company records the expenses in cost of operations and the reimbursement as revenue in the 2022 and 2021 consolidated statements of operations and comprehensive loss.
The financial position and results of operations of these unconsolidated investees are not material to the Company’s consolidated financial statements.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
20. Income Taxes
The domestic and foreign components of income (loss) before income taxes shown in the consolidated statements of operations and comprehensive loss consist of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Domestic	$(141,057)	$(67,218)
Foreign	(2,120)	2,013
	$(143,177)	$(65,205)

The income tax expense (benefit) shown in the consolidated statements of operations and comprehensive loss consists of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Current:
Federal	$143	$—
State	727	41
Total current	870	41
Deferred:
Federal	1,479	(25,362)
State	6,061	(5,070)
Total deferred	7,540	(30,432)
Total income tax expense (benefit)	$8,410	$(30,391)

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Interest expense limitation	$70,741	$25,123
Net operating losses	59,542	54,050
Lease-related liabilities	39,884	45,367
Accruals not currently deductible	13,220	27,538
Other	8,971	11,760
Valuation allowance	(58,111)	(2,398)
Total deferred tax assets	134,247	161,440
Deferred tax liabilities:
Intangible assets	(45,842)	(50,213)
Operating lease right-of-use assets	(37,172)	(42,642)
Property and equipment	(33,990)	(42,474)
Goodwill	(18,837)	(13,979)
Basis difference in joint ventures	(2,447)	(30,539)
Other	(4,848)	(5,620)
Total deferred tax liabilities	(143,136)	(185,467)
Net deferred tax liabilities	$(8,889)	$(24,027)
A reconciliation of the total income tax expense (benefit) with the amount computed by applying the federal statutory tax rate of 21% and the Canadian statutory tax rate of 26.5%, respectively to the loss before income taxes for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Tax benefit at applicable statutory rate	$(30,068)	$(17,279)
Valuation allowance	43,962	(15,547)
Non-deductible goodwill	615	—
Domestication	2,292	—
Non-deductible items	877	4,367
Stock-based compensation	489	973
State income tax	(7,044)	—
Rate adjustment	(2,305)	—
Amended return	(1,516)	—
Noncontrolling interests	(1,111)	(2,246)
Other	2,219	(659)
Income tax expense (benefit)	$8,410	$(30,391)
As of December 31, 2022, the Company had net operating loss (“NOL”) carryforwards of $225.0 million and $685.5 million for U.S. federal and state income tax purposes, respectively. Federal NOL carryforwards of $77.5 million begin to expire in 2029, unless previously utilized. Federal and state NOL carryforwards of $147.5 million and $306.1 million respectively, generated after December 31, 2017 may be carried forward indefinitely but can only be utilized to offset 80%

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
of future taxable income. State NOL carryforwards of $379.4 million will expire at various dates from 2023 through 2041, unless previously utilized. The Company also has interest expense limitation carryforwards of $267.3 million as of December 31, 2022, which do not expire but are subject to utilization restrictions.
Based on the Company’s earnings history and available objectively verifiable positive and negative evidence, the Company determined that it is more likely than not that a portion of its deferred tax assets will not be realized in the future. As of December 31, 2022 and 2021, the Company recorded a valuation allowance of $58.1 million and $2.4 million, respectively, against its deferred tax assets that were determined to not be more likely than not realizable. The income tax expense for the year ended December 31, 2022 includes a $43.9 million increase in the valuation allowance on deferred tax assets that had been previously established based on management’s prior year determination that it was more likely than not that a portion of the deferred tax assets would not be realized in the future. In connection with the acquisition of Alliance in 2021, management recorded deferred tax liabilities that provided sufficient evidence regarding future taxable income and, accordingly, recorded a release of a portion of the valuation allowance recorded in prior years. In connection with the closing of the measurement period of the Alliance Acquisition, the Company adjusted its preliminary assessment of deferred tax assets and liabilities as well as the amount of the deferred tax assets that were more likely than not realizable. The result was an increase in the valuation allowance of $11.8 million recorded to goodwill during 2022.
The amount of the deferred tax assets considered realizable could be adjusted if there are changes in the estimates of future taxable income during the carry forward period. The Company asserts that earnings from its operations outside the U.S. are indefinitely reinvested. The determination of unrecognized deferred tax liabilities on outside basis differences is not practicable at this time.
Pursuant to Sections 382 and 383 of the Internal Revenue Code or "IRC", annual use of the Company's net operating loss and interest expense carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Upon the occurrence of an ownership change under Section 382, utilization of the Company's NOL and interest expense carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or interest expense carryforwards before utilization. An ownership change occurred with respect to the acquisition of Alliance in 2021. Based on the Company's analysis, none of the acquired NOL or interest expense carryovers will expire solely as a result of the provisions of Section 382.
A roll forward of the activity for the gross unrecognized tax benefits is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Unrecognized tax benefits at January 1	$80	$—
Increases for positions taken in current year	36	112
Decreases for positions taken in a prior year	—	(7)
Decreases for lapses in the applicable statute of limitations	(25)	(25)
Unrecognized tax benefits at December 31	$91	$80
Included in the balance of unrecognized tax benefits as of December 31, 2022 are $91 thousand dollars of tax benefits that, if recognized, would affect the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax benefit in the consolidated statements of operations and comprehensive loss. Accrued interest and penalties related to unrecognized tax benefits as of December 31, 2022 and 2021 were not material. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.
The Company is subject to U.S. federal income tax as well as income tax of multiple state tax jurisdictions. The Company is no longer subject to Canadian tax after the Domestication on September 30, 2022. The Company’s U.S.

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
federal income tax returns are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2022. The Company's state income tax returns are open to audit under the applicable statutes of limitations for the years ended December 31, 2018 through 2022. The Company's Canadian income tax returns are currently open to audit under the applicable statute of limitations for the years ended December 31, 2018 through September 30, 2022. The Company is not currently under audit by any jurisdiction.
21. Basic and Diluted Loss per Share
The loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding during the period.

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Net loss attributable to common stockholders	$(156,761)	$(43,291)
Weighted average common shares outstanding:
Basic and diluted	89,459,812	76,836,032
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.75)	$(0.56)
Employee stock options, warrants and restricted share units excluded from the computation of diluted per share amounts as their effect would be antidilutive	2,920,024	2,215,163
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
The following table summarizes the Company’s revenues by segment:

	Year Ended December 31,
(in thousands)	2022	2021
Radiology	$624,845	$374,402
Oncology	124,786	46,677
	$749,631	$421,079
Adjusted EBITDA is defined as net income before interest expense, income tax expense (benefit), depreciation and amortization, impairment charges, restructuring charges, severance and related costs, settlements and related costs (recoveries), stock-based compensation, gain on sale of accounts receivable, losses (gains) on disposal of property and equipment, acquisition-related costs, financial instrument revaluation adjustments, gain on conversion of debt to equity investment, deferred rent expense, other losses (gains), and one-time adjustments. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and it should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
calculation and may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals.
The following table summarizes the Company’s Adjusted EBITDA by segment:

(in thousands)	Year Ended December 31,
	2022	2021
Adjusted EBITDA:
Radiology	$126,156	$64,992
Oncology	43,430	15,466
Corporate	(25,484)	(13,555)
	$144,102	$66,903
A reconciliation of the net loss to total Adjusted EBITDA is shown below:

	Year Ended December 31,
(in thousands)	2022	2021
Net loss	$(151,587)	$(34,814)
Interest expense	118,012	62,575
Income tax expense (benefit)	8,410	(30,391)
Depreciation and amortization	98,205	44,895
Impairment charges	47,202	—
Restructuring charges	16,625	1,992
Severance and related costs	10,890	1,376
Settlements, recoveries and related costs	679	(539)
Stock-based compensation	3,242	2,792
Gain on sale of accounts receivable	(7,384)	—
Loss on disposal of property and equipment, net	173	748
Acquisition-related costs	708	20,233
Fair value adjustment on derivative	(1,390)	(100)
Gain on conversion of debt to equity investment	—	(3,360)
Deferred rent expense	1,205	1,802
Other, net	(888)	(306)
Adjusted EBITDA	$144,102	$66,903
The following table summarizes the Company’s total assets by segment:

	December 31,
(in thousands)	2022	2021
Identifiable assets:
Radiology	$1,400,938	$1,451,905
Oncology	346,337	440,416
Corporate	17,840	26,505
	$1,765,115	$1,918,826

AKUMIN INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2022 and 2021
The following table summarizes the Company’s capital expenditures by segment:

	Year Ended December 31,
(in thousands)	2022	2021
Capital expenditures:
Radiology	$41,423	$12,478
Oncology	3,096	5,117
Corporate	243	272
	$44,762	$17,867
23. CARES Act
The CARES Act provided for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program (“MAAPP”) during the COVID-19 pandemic. Under this program, healthcare providers could choose to receive advanced payments for future Medicare services provided. During 2020, the Company applied for and received approval to receive $3.1 million of MAAPP funds from CMS. The Company recorded these payments as a liability until all performance obligations were met, as the payments were made on behalf of patients before services were provided. MAAPP funds received were required to be applied to Medicare billings commencing in April 2021 with all such remaining amounts required to be repaid by September 2022. In connection with the Alliance Acquisition, the Company assumed an obligation totaling $3.3 million related to MAAPP funds received by Alliance. As of December 31, 2022 and 2021, the Company had a total remaining balance of $0.0 million and $2.4 million of MAAPP funds to be applied to future Medicare claims, respectively.
In addition, the CARES Act provided waivers, reimbursement, grants and other funds to assist healthcare providers during the COVID-19 pandemic, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible healthcare providers for lost revenues and healthcare related expenses that are attributable to COVID-19. During 2021, the Company received government grants totaling $0.8 million from DHHS, which were recorded in other revenue in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The Company did not receive grants from DHHS in 2022.
The CARES Act provided for the deferred payment of the employer portion of Social Security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2022 and 2021, $0.0 million and $4.3 million related to these deferred payments were included in accrued liabilities in the consolidated balance sheets, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Limitations on Effectiveness of Controls and Procedures
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
As disclosed under Part I, Item 4, in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, we reported a material weakness in internal control over financial reporting related to our quarterly income tax provision process. In addition, as disclosed under Part II, Item 9A, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we reported a material weakness in internal control over financial reporting relating to the oversight and review of the work performed by third-party specialists, the application of certain accounting principles and the coordination between specialists.
These material weaknesses were addressed by a series of remediation actions detailed in prior filings. During the fourth quarter of 2022, our management completed its remediation plan related to these previously reported material weaknesses. Based on the cumulative changes implemented, as well as management’s evaluation of the design and operating effectiveness of the new controls, management has concluded that the material weaknesses have been remediated as of December 31, 2022.
Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are transacted in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Our management, under the supervision of our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Item 9B. Other Information
None.
Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 of Form 10-K is incorporated by reference to our 2023 Proxy Statement to be filed with the SEC (the “2023 Proxy Statement”), or an amendment to Form 10-K, to be filed not later than 120 days from the end of our most recent fiscal year.
Item 11. Executive Compensation
The information required by this Item 11 of Form 10-K is incorporated by reference to our 2023 Proxy Statement, or an amendment to Form 10-K, to be filed not later than 120 days from the end of our most recent fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 of Form 10-K is incorporated by reference to our 2023 Proxy Statement, or an amendment to Form 10-K, to be filed not later than 120 days from the end of our most recent fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 of Form 10-K is incorporated by reference to our 2023 Proxy Statement, or an amendment to Form 10-K, to be filed not later than 120 days from the end of our most recent fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 of Form 10-K is incorporated by reference to our 2023 Proxy Statement, or an amendment to Form 10-K, to be filed not later than 120 days from the end of our most recent fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.All Financial statements
Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”
2.Financial statement schedules
All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.
3.Exhibits
The exhibits listed below are filed as part of or incorporated by reference into this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit	Description	Schedule/ Form	File Number	Exhibit	File Date

3.1	Certificate of Incorporation	Form 8-K	001-39479	3.1	10/03/2022

3.2	By-Laws	Form 8-K	001-39479	3.2	10/03/2022

4.1	Description of registrant’s securities

10.1	Separation Agreement and General Release by and between Alliance HealthCare Services, Inc., Akumin Inc. and Rhonda Longmore-Grund, dated as of April 15, 2022	Form 10-Q	001-39479	10.1	05/10/2022

10.2	Amended and Restated Employment Agreement by and between Akumin Inc. and Riadh Zine, dated as of August 9, 2022	Form 10-Q	001-39479	10.1	08/09/2022

10.3	Amended and Restated Employment Agreement by and between Akumin Inc. and Rohit Navani, dated as of August 9, 2022	Form 10-Q	001-39479	10.2	08/09/2022

10.4	Amended and Restated Employment Agreement by and between Akumin Inc. and Matthew Cameron, dated as of August 9, 2022	Form 10-Q	001-39479	10.3	08/09/2022

10.5	Confidential Separation Agreement and General Release by and between Akumin Inc., Alliance HealthCare Services, Inc. and William Larkin, dated as of September 1, 2022	Form 10-Q	001-39479	10.1	11/09/2022

10.6	Confidential Separation and Release Agreement by and between Akumin Inc. and Matthew Cameron, dated as of September 1, 2022	Form 10-Q	001-39479	10.2	11/09/2022

10.7	Offer Letter between Akumin Inc. and David Kretschmer, dated as of August 12, 2022	Form 8-K	001-39479	10.1	08/18/2022

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

101.DEF	Inline XBRL Taxonomy Extension Definition

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
Item 16. Form 10–K Summary
None.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKUMIN INC.

By:	/s/ Riadh Zine
Riadh Zine Chairman of the Board of Directors and Chief Executive Officer
Date: March 16, 2023
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Riadh Zine, as his or her true and lawful attorney-in-fact and agent, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Riadh Zine	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 16, 2023
Riadh Zine

/s/ David Kretschmer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2023
David Kretschmer

/s/ Stan Dunford	Chairperson Emeritus of the Board of Directors and Director	March 16, 2023
Stan Dunford

/s/ Murray Lee	Director	March 16, 2023
Murray Lee

/s/ James Webb	Director	March 16, 2023
James Webb

/s/ Thomas Davies	Director	March 16, 2023
Thomas Davies

/s/ Haichen Huang	Director	March 16, 2023
Haichen Huang

/s/ Paul Viviano	Director	March 16, 2023
Paul Viviano

/s/ James Wyper	Director	March 16, 2023
James Wyper

/s/ Ross Sinclair	Director	March 16, 2023
Ross Sinclair

/s/ John Wagner	Director	March 16, 2023
John Wagner