Form 10-Q
period 2023-03-31
AKUMIN INC.
filed 2023-05-10
CIK 1776197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 8, 2023, there were 90,498,491 shares of common stock outstanding.

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
•inflation, labor shortages, and adverse market conditions in the healthcare industry that may force us to scale back operations, divest existing centers and put any new acquisitions on hold for an indefinite period of time;
•unanticipated cash requirements to support current operations, to expand our business or for capital expenditures;

•delays or setbacks with respect to governmental approvals or manufacturing or commercial activities;
•changes in laws and regulations;
•the loss of key management, personnel or customers;
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
•the risks associated with wage inflation and labor shortages among healthcare professionals;
•financial market volatility and declines in financial market prices of equity securities, including the risk of delisting from the Nasdaq Capital Market (“Nasdaq”);
•the risk that the potential delisting from the Nasdaq and other changes to the Company’s liquidity and capital resources will have a material adverse effect on the Company’s ability to borrow funds and access to private capital sources and public capital markets; and
•the impact of global events, including the ongoing Russian-Ukrainian conflict, on our business and the actions we may take in response thereto.
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
•a stable competitive environment; and
•no significant event occurring outside the ordinary course of business such as a foreign conflict, natural disaster, public health epidemic or other calamity.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AKUMIN INC.

AKUMIN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$45,399	$59,424
Accounts receivable	114,696	114,166
Prepaid expenses	8,325	8,003
Other current assets	8,097	10,352
Total current assets	176,517	191,945
Property and equipment, net	205,974	221,214
Operating lease right-of-use assets	160,250	166,823
Goodwill	769,110	769,110
Other intangible assets, net	387,354	392,095
Other assets	23,468	23,928
Total assets	$1,722,673	$1,765,115
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$25,458	$36,618
Current portion of long-term debt	20,432	19,961
Current portion of obligations under finance leases	7,751	7,800
Current portion of obligations under operating leases	15,775	17,223
Accrued liabilities	92,948	86,916
Total current liabilities	162,364	168,518
Long-term debt, net of current portion	1,262,708	1,254,652
Obligations under finance leases, net of current portion	17,600	19,505
Obligations under operating leases, net of current portion	154,964	160,475
Other liabilities	21,178	20,674
Total liabilities	1,618,814	1,623,824
Redeemable noncontrolling interests	28,657	30,337
Stockholders’ deficit:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 90,498,491 shares issued and outstanding at March 31, 2023; 89,811,513 shares issued and outstanding at December 31, 2022	905	898
Additional paid-in capital	231,406	231,014
Accumulated other comprehensive income	45	73
Accumulated deficit	(315,333)	(280,185)
Total stockholders’ deficit	(82,977)	(48,200)
Noncontrolling interests	158,179	159,154
Total equity	75,202	110,954
Total liabilities, redeemable noncontrolling interests and equity	$1,722,673	$1,765,115
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues	$187,592	$186,263
Operating expenses:
Cost of operations, excluding depreciation and amortization	155,567	155,161
Depreciation and amortization	22,993	24,731
Restructuring charges	5,736	80
Severance and related costs	(49)	2,238
Settlements, recoveries and related costs	1,448	(137)
Stock-based compensation	399	1,061
Other operating income, net	(751)	(7)
Total operating expenses	185,343	183,127
Income from operations	2,249	3,136
Other expense (income):
Interest expense	30,697	28,681
Other non-operating expense (income), net	(132)	324
Total other expense, net	30,565	29,005
Loss before income taxes	(28,316)	(25,869)
Income tax expense	874	563
Net loss	(29,190)	(26,432)
Less: Net income attributable to noncontrolling interests	5,958	4,379
Net loss attributable to common stockholders	$(35,148)	$(30,811)
Comprehensive loss, net of taxes:
Net loss	$(29,190)	$(26,432)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions, net of taxes	(14)	29
Reclassification adjustment for losses included in net loss, net of taxes	(14)	17
Other comprehensive income (loss)	(28)	46
Comprehensive loss, net of taxes	(29,218)	(26,386)
Less: Comprehensive income attributable to noncontrolling interests	5,958	4,379
Comprehensive loss attributable to common stockholders	$(35,176)	$(30,765)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.39)	$(0.35)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2021	89,026,997	$890	$227,705	$18	$(123,424)	$105,189	$178,490	$283,679
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	—	(30,811)	(30,811)	3,799	(27,012)
Settlement of restricted share units	489,516	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	1,061	—	—	1,061	—	1,061
Other comprehensive income	—	—	—	46	—	46	—	46
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5,726)	(5,726)
Purchase accounting adjustments	—	—	—	—	—	—	161	161
Balance, March 31, 2022	89,516,513	$895	$228,761	$64	$(154,235)	$75,485	$176,724	$252,209

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2022	89,811,513	$898	$231,014	$73	$(280,185)	$(48,200)	$159,154	$110,954
Net income (loss), net of the net loss attributable to redeemable noncontrolling interests	—	—	—	—	(35,148)	(35,148)	4,812	(30,336)
Settlement of restricted share units	686,978	7	(7)	—	—	—	—	—
Stock-based compensation	—	—	399	—	—	399	—	399
Other comprehensive income	—	—	—	(28)	—	(28)	—	(28)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5,787)	(5,787)
Balance, March 31, 2023	90,498,491	$905	$231,406	$45	$(315,333)	$(82,977)	$158,179	$75,202
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(29,190)	$(26,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,993	24,731
Stock-based compensation	399	1,061
Non-cash interest expense	13,757	12,105
Amortization of deferred financing costs and accretion of discount/premium on long-term debt	3	30
Deferred income taxes	734	307
Distributions from unconsolidated investees	183	520
Earnings from unconsolidated investees	(151)	(240)
Other non-cash items, net	(139)	327
Changes in operating assets and liabilities:
Accounts receivable	(655)	(4,922)
Prepaid expenses and other assets	1,287	1,510
Accounts payable and other liabilities	(5,610)	(207)
Operating lease liabilities and right-of-use assets	(307)	528
Net cash provided by operating activities	3,304	9,318
Investing activities:
Purchases of property and equipment	(2,508)	(9,878)
Other investing activities	325	3
Net cash used in investing activities	$(2,183)	$(9,875)

See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Financing activities:
Proceeds from revolving loan	$—	$10,000
Principal payments on revolving loan	—	(10,000)
Proceeds from long-term debt	—	5,539
Principal payments on long-term debt	(4,580)	(3,853)
Principal payments on finance leases	(1,953)	(2,580)
Distributions paid to noncontrolling interests	(8,613)	(6,726)
Net cash used in financing activities	(15,146)	(7,620)
Net decrease in cash and cash equivalents	(14,025)	(8,177)
Cash and cash equivalents, beginning of period	59,424	48,419
Cash and cash equivalents, end of period	$45,399	$40,242
Supplemental disclosure of cash flow information:
Interest paid	$15,662	$14,606
Income taxes refunded, net of payments	(35)	(10)
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	2,614	6,118
Derecognition of operating lease right-of-use assets and lease liabilities associated with lease terminations	3,282	110
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	1,373	801
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Akumin Inc. (the “Company” or “Akumin”) and do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation have been included. The results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2022.
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
2. New Accounting Standards
Recently Adopted Accounting Standards
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2022. The Company is considered an Emerging Growth Company as classified by the Securities and Exchange Commission (“SEC”), which gave the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company adopted this standard on January 1, 2023 using the modified retrospective approach and it did not have a material impact on the Company's condensed consolidated financial statements, resulting in no adjustments to prior year earnings.
Recently Issued Accounting Standards Not Yet Effective
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
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
As a result of the financial relationship established between the Company and certain entities (the “Revenue Practices”) through respective management service agreements, the Revenue Practices individually qualify as VIEs as the Company, which provides them non-medical, technical and administrative services, has the power to direct their respective activities and the obligation to absorb their gains and losses. As a result, the Company is considered the primary beneficiary of the Revenue Practices, and accordingly, the assets and liabilities and revenues and expenses of the Revenue Practices are included in the condensed consolidated financial statements. The following information excludes any intercompany transactions and costs allocated by the Company to the Revenue Practices. As of March 31, 2023 and December 31, 2022, the Revenue Practices’ assets included in the Company’s condensed consolidated balance sheets were $34.0 million and $36.0 million, respectively, and liabilities included in the Company’s condensed consolidated balance sheets were $2.4 million and $1.4 million, respectively. The assets of the Revenue Practices can only be used to settle their obligations. During the three months ended March 31, 2023 and 2022, the Revenue Practices’ revenues were $43.4 million and $46.0 million, respectively, and the net cash provided by operating activities was $41.8 million and $46.3 million, respectively.
4. Property and Equipment
Property and equipment consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Medical equipment	$245,836	$244,517
Leasehold improvements	43,684	43,382
Equipment under finance leases	46,545	44,845
Office and computer equipment	18,644	17,742
Transportation and service equipment	11,562	11,672
Furniture and fixtures	3,439	3,362
Construction in progress	2,845	4,636
	372,555	370,156
Less accumulated depreciation	166,581	148,942
	$205,974	$221,214
Depreciation expense was $18.3 million and $19.7 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023 and December 31, 2022, the equipment under finance leases had a net book value of $26.5 million and $26.3 million, respectively.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
5. Goodwill
The Company tests its goodwill and indefinite-lived intangible assets annually or more frequently depending on certain impairment indicators. Such indicators include a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate. As of March 31, 2023, there were no indications of impairment of the Company's goodwill balances. During the three months ended March 31, 2023, there was no change in the carrying value of goodwill.
6. Other Intangible Assets
Other intangible assets consist of the following:

(dollars in thousands)	Weighted Average Useful Life (in years)	March 31, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	20	$263,388	$(20,910)	$242,478	$263,388	$(17,588)	$245,800
Trade names	18	77,135	(12,245)	64,890	77,135	(11,063)	66,072
Management agreements	17	10,200	(950)	9,250	10,200	(800)	9,400
Other	5	5,719	(4,541)	1,178	5,719	(4,454)	1,265
Total		$356,442	$(38,646)	317,796	$356,442	$(33,905)	322,537
Certificates of Need				69,558			69,558
Total other intangible assets				$387,354			$392,095
The Company performs an impairment test when indicators of impairment are present. As of March 31, 2023, there were no indications of impairment of the Company's other intangible assets balances.
The aggregate amortization expense for the Company’s finite-lived intangible assets was $4.7 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
7. Long-Term Debt
Long-term debt consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
2028 Senior Notes	$375,000	$375,000
2025 Senior Notes	475,000	475,000
Subordinated Notes	437,061	423,303
Equipment Debt	68,173	72,754
	1,355,234	1,346,057
Debt discount/premium and deferred issuance costs	(72,094)	(71,444)
	1,283,140	1,274,613
Less current portion	20,432	19,961
Long-term debt, net of current portion	$1,262,708	$1,254,652
During the three months ended March 31, 2023, the Company elected to pay interest in-kind on the Subordinated Notes pursuant to the original agreement and, accordingly, $13.8 million of accrued interest was added to the principal balance of the Subordinated Notes.
Certain of the debt obligations are subject to covenants with which the Company must comply on a quarterly or annual basis. The Company was in compliance with, or had received waivers for, all such covenants as of March 31, 2023.
8. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued compensation and related expenses	$20,833	$25,655
Accrued interest expense	19,541	18,183
Other	52,574	43,078
	$92,948	$86,916
9. Redeemable Noncontrolling Interests
The Company has noncontrolling interests with redemption features. These redemption features could require the Company to make an offer to purchase the noncontrolling interests in the case of certain events, including (i) the expiration or termination of certain operating agreements of the joint venture, or (ii) the noncontrolling interests’ tax-exempt status is jeopardized by the joint venture.
As of March 31, 2023, the Company holds redeemable noncontrolling interests of $28.7 million, which are not currently redeemable or probable of becoming redeemable. The redemption of these noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest securities will be triggered as the triggering events are generally not probable until they occur. As such, these noncontrolling interests have not been remeasured to redemption value.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
The following is a rollforward of the activity in the redeemable noncontrolling interests for the three months ended March 31, 2023:

(in thousands)
Balance, December 31, 2022	$30,337
Net income attributable to redeemable noncontrolling interests	1,146
Distributions paid to redeemable noncontrolling interests	(2,826)
Balance, March 31, 2023	$28,657
10. Financial Instruments
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of March 31, 2023				Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Current and long-term assets:
Interest rate contracts	$—	$37	$—	$37	$—	$52	$—	$52
Long-term liabilities:
Derivative in subordinated notes	$—	$—	$6,089	$6,089	$—	$—	$6,132	$6,132
The derivative in subordinated notes relates to the Change of Control Redemption Election included in the Subordinated Notes (see Note 7). The fair value of the Change of Control Redemption Election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the seven years from initiation date. The estimated fair values of the Change of Control Redemption Election as of March 31, 2023 and December 31, 2022 use unobservable inputs for probability weighted time until an exit event of 3.4 years and 3.5 years, respectively, and an exit event probability weighting of 22.3% and 22.9%, respectively.
The following is a reconciliation of the opening and closing balances for the derivative in subordinated notes liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023:

(in thousands)
Balance, December 31, 2022	$6,132
Change in fair value	(43)
Balance, March 31, 2023	$6,089
The decrease in the fair value of the derivative in subordinated notes liability was recorded as a gain and included in other non-operating expense (income), net in the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.
The Company’s interest rate contracts are primarily pay-fixed, receive-variable interest rate swaps related to certain of the Company’s equipment debt. The amount that the Company expects to reclassify from accumulated other comprehensive income to interest expense over the next twelve months is immaterial.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
Assets and Liabilities for which Fair Value is only Disclosed
The estimated fair values of other current and non-current liabilities are as follows:

(in thousands)	March 31, 2023	December 31, 2022
2028 Senior Notes	$262,463	$228,894
2025 Senior Notes	374,063	339,385
Subordinated Notes	283,587	254,951
Equipment Debt	58,705	58,698
	$978,818	$881,928
As of March 31, 2023 and December 31, 2022, the estimated fair values of the 2028 Senior Notes and 2025 Senior Notes were determined using Level 2 inputs and the estimated fair values of the Subordinated Notes and Equipment Debt were determined using Level 3 inputs.
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
Financial instruments are classified into one of the following categories: amortized cost, fair value through earnings and fair value through other comprehensive income. The following table summarizes information regarding the carrying value of the Company’s financial instruments:

(in thousands)	March 31, 2023	December 31, 2022
Financial assets measured at amortized cost:
Cash and cash equivalents	$45,399	$59,424
Accounts receivable	114,696	114,166
	$160,095	$173,590
Financial liabilities measured at amortized cost:
Accounts payable	$25,458	$36,618
Current portion of long-term debt	20,432	19,961
Current portion of leases	23,526	25,023
Non-current portion of long-term debt	1,262,708	1,254,652
Non-current portion of leases	172,564	179,980
Accrued liabilities	92,948	86,916
	$1,597,636	$1,603,150
Financial liabilities measured at fair value through earnings:
Derivative in subordinated notes	$6,089	$6,132
Financial assets measured at fair value through other comprehensive income:
Interest rate contracts	$37	$52

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
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
Interest Rate Risk
Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Changes in lending rates can cause fluctuations in interest payments and cash flows. Certain of the Company’s equipment debt arrangements have interest rate swap agreements to hedge the future variable cash interest payments in order to avoid volatility in operating results due to fluctuations in interest rates. As of March 31, 2023 and December 31, 2022, the Company had $0.4 million of variable interest rate equipment debt that is not hedged. In addition, the Company is exposed to variable interest rates related to the 2020 Revolving Facility, which had no outstanding balance as of March 31, 2023 or December 31, 2022. The Company’s exposure to interest rate risk from a 1% increase or decrease in the variable interest rates is not material.
11. Stockholders' Equity
In connection with the Domestication in 2022, the Company amended its Certificate of Incorporation to provide for the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.01 per share. The effect of the change in the common stock from no par value to $0.01 par value per share has been reflected in the condensed consolidated financial statements on a retroactive basis for all periods presented.
Stock-Based Awards
The Company may grant stock-based awards to employees, directors and consultants under the Amended and Restated Restricted Share Unit Plan, adopted as of November 14, 2017 (the “RSU Plan”) and the Amended and Restated Stock Option Plan, adopted as of November 14, 2017 (the “Stock Option Plan” and together with the RSU Plan, the “2017 Stock Plans”). Under the 2017 Stock Plans, the collective maximum number of shares reserved for issuance is equal to 10% of the number of capital shares of the Company that are outstanding from time to time. As of March 31, 2023 and December 31, 2022, shares of common stock reserved for issuance under the 2017 Stock Plans were 9,049,849 and 8,981,151, respectively. The 2017 Stock Plans are administered by the Board of Directors, which has authority to select eligible persons to receive awards and to determine the terms and conditions of the awards.
Restricted Share Units
Restricted share units (“RSUs”) represent a right to receive a share of common stock at a future vesting date with no cash payment from the holder. RSUs granted vest over two years from the date of grant. A summary of RSU activity is as

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Outstanding and unvested at December 31, 2022	2,143,601	$1.77
Granted	350,000	1.08	$378
Vested	(686,978)	2.34	$1,605
Cancelled	(57,078)	1.10	$(63)
Outstanding and unvested at March 31, 2023	1,749,545	$1.43	$2,504
Stock Options
Stock options are awarded as consideration in exchange for services rendered to the Company. Stock options granted generally have terms of 7 to 10 years and vest over 3 years. A summary of the stock option activity is as follows:

	Number of Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,348,120	$2.56	3.3	$378
Outstanding at March 31, 2023	5,348,120	$2.56	3.1	$311
Exercisable at March 31, 2023	5,325,020	$2.55	3.1	$311
Aggregate intrinsic value for outstanding and exercisable stock options in the table above represents the difference between the closing stock price on March 31, 2023 and the exercise price multiplied by the number of in-the-money options.
No stock options were granted during the three months ended March 31, 2023.
12. Commitments and Contingencies
Purchase Commitments
The Company has certain binding purchase commitments primarily for the purchase of equipment from various suppliers. As of March 31, 2023, the obligations for these future purchase commitments totaled $39.4 million, of which $31.1 million is expected to be paid during the remaining nine months of 2023 and $8.3 million is expected to be paid thereafter.
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. As of March 31, 2023, the Company has determined that no liability is necessary related to these guarantees and indemnities.
Legal Matters
On December 20, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims relating to the restatement of the Company’s financial statements that were filed in 2021. On February 17, 2023, the plaintiff delivered a motion record for certification and for leave to commence action under Part XXIII.1 of the Securities Act (Ontario). The Company plans to defend the claim and the motion, which has not yet been scheduled for hearing.
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
13. Supplemental Revenue Information
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
The following table summarizes the components of the Company’s revenues by payor category:

	Three Months Ended March 31,
(in thousands)	2023	2022
Patient fee payors:
Commercial	$65,522	$69,101
Medicare	21,420	21,172
Medicaid	3,405	3,102
Other patient revenue	2,595	3,274
	92,942	96,649
Hospitals and healthcare providers	92,462	87,459
Other revenue	2,188	2,155
	$187,592	$186,263

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
14. Cost of Operations, excluding Depreciation and Amortization
The following table summarizes the components of the Company’s cost of operations, excluding depreciation and amortization:

	Three Months Ended March 31,
(in thousands)	2023	2022
Employee compensation	$71,527	$75,127
Third-party services and professional fees	30,829	29,177
Rent and utilities	12,341	12,477
Reading fees	11,599	11,498
Administrative	10,421	11,624
Medical supplies and other	18,850	15,258
	$155,567	$155,161
15. Supplemental Statement of Operations Information
Restructuring Charges
Restructuring charges consist of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Transformation costs	$5,720	$—
Other	16	80
	$5,736	$80
Transformation costs consist of third-party consulting fees associated with a significant project to identify, plan, and implement various business improvement initiatives designed to enhance growth opportunities and improve operations. The project is expected to continue into 2024. The consulting agreement provides for fixed fees totaling $12.5 million, milestone fees totaling up to $7.0 million that are earned upon the achievement of certain milestones, and performance fees totaling up to $15.0 million that are earned based on the achievement of certain performance results during the period of the contract. The Company recognizes the fixed fees over the contract period as the services are rendered. Milestone and performance fees that are probable of ultimately being paid are recognized based on a percentage of achievement of the related milestone or performance result. As of March 31, 2023, the accounts payable and accrued liability balance for unpaid transformation consulting costs was $2.3 million and $6.9 million, respectively.
Severance and Related Costs
Severance and related costs represent costs associated with employees whose employment with the Company has been terminated and are generally paid in the year recorded. In connection with certain terminated employees, severance benefits are being paid over periods of 12 to 18 months. As of March 31, 2023, the unpaid balance of severance and related costs totaled $3.0 million, which will be paid during the next twelve months.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
Other Operating and Non-Operating Expense (Income)
Other operating income, net consists of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Gain from insurance proceeds	$(776)	$—
Loss on sale of accounts receivable	124	—
Loss (gain) on disposal of property and equipment, net	(69)	202
Other, net	(30)	(209)
	$(751)	$(7)
Other non-operating expense (income), net consists of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Acquisition-related costs	$143	$382
Fair value adjustment on derivative in subordinated notes	(43)	170
Earnings from unconsolidated investees	(151)	(240)
Other, net	(81)	12
	$(132)	$324
16. Investments in Unconsolidated Investees
Effective March 1, 2021, the Company completed a common equity investment in an artificial intelligence business (“AI business”) as part of a private placement offering for $4.6 million. The AI business develops artificial intelligence aided software programs for use in medical businesses, including outpatient imaging services provided by the Company. As a result of the investment, a previous investment in a convertible note instrument issued by the AI business to the Company in May 2020 converted to common equity. The Company’s total common equity investment has a carrying value of $7.9 million as of March 31, 2023 and represents a 34.5% interest in the AI business on a non-diluted basis. In addition, the Company holds share purchase warrants which, subject to the occurrence of certain events and certain assumptions, and the payment of $0.4 million, would entitle the Company to acquire an additional 2.4% ownership interest in the AI business common equity.
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
17. Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to Canadian tax after the Domestication on September 30, 2022.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
The effective tax rate for the three months ended March 31, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit is recognized.
18. Basic and Diluted Loss per Share
The loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Net loss attributable to common stockholders	$(35,148)	$(30,811)
Weighted average common shares outstanding:
Basic and diluted	89,819,146	89,074,282
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.39)	$(0.35)
Employee stock options, warrants and restricted share units excluded from the computation of diluted per share amounts as their effect would be antidilutive	2,301,518	1,844,044
19. Segment Information
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
The following table summarizes the Company’s revenues by segment:

	Three Months Ended March 31,
(in thousands)	2023	2022
Radiology	$157,401	$155,340
Oncology	30,191	30,923
	$187,592	$186,263
Adjusted EBITDA is defined as net income before interest expense, income tax expense (benefit), depreciation and amortization, impairment charges, restructuring charges, severance and related costs, settlements and related costs (recoveries), stock-based compensation, loss (gain) on sale of accounts receivable, losses (gains) on disposal of property and equipment, acquisition-related costs, financial instrument revaluation adjustments, deferred rent expense, other losses (gains), and one-time adjustments. Adjusted EBITDA should not be considered a measure of financial performance under GAAP, and it should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
The following table summarizes the Company’s Adjusted EBITDA by segment:

	Three Months Ended March 31,
(in thousands)	2023	2022
Adjusted EBITDA:
Radiology	$30,326	$28,589
Oncology	9,848	10,033
Corporate	(7,033)	(6,604)
	$33,141	$32,018
A reconciliation of the net income (loss) to total Adjusted EBITDA is shown below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(29,190)	$(26,432)
Interest expense	30,697	28,681
Income tax expense	874	563
Depreciation and amortization	22,993	24,731
Restructuring charges	5,736	80
Severance and related costs	(49)	2,238
Settlements, recoveries and related costs	1,448	(137)
Stock-based compensation	399	1,061
Loss on sale of accounts receivable	124	—
Loss (gain) on disposal of property and equipment, net	(69)	202
Acquisition-related costs	143	382
Fair value adjustment on derivative	(43)	170
Deferred rent expense	185	332
Other, net	(107)	147
Adjusted EBITDA	$33,141	$32,018
The following table summarizes the Company’s total assets by segment:

(in thousands)	March 31, 2023	December 31, 2022
Identifiable assets:
Radiology	$1,371,908	$1,400,938
Oncology	332,295	346,337
Corporate	18,470	17,840
	$1,722,673	$1,765,115

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2023
(Unaudited)
The following table summarizes the Company’s capital expenditures by segment:

	Three Months Ended March 31,
(in thousands)	2023	2022
Capital expenditures:
Radiology	$1,976	$8,812
Oncology	500	976
Corporate	32	90
	$2,508	$9,878

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear in Item 1 of this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially and adversely from those referred to herein due to a number of factors, including, but not limited to, those described below and in Item 1A “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
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

	Three Months Ended March 31,
	2023	2022
Radiology	84%	83%
Oncology	16%	17%
	100%	100%
Revenues consist primarily of net patient fees received from various payors and patients based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.
The following table summarizes the components of our revenues by payor category:

	Three Months Ended March 31,
(in thousands)	2023	2022
Patient fee payors:
Commercial	$65,522	$69,101
Medicare	21,420	21,172
Medicaid	3,405	3,102
Other patient revenue	2,595	3,274
	92,942	96,649
Hospitals and healthcare providers	92,462	87,459
Other revenue	2,188	2,155
	$187,592	$186,263

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
Inflation

Inflationary pressures impact us primarily in the area of labor, fuel and medical supplies. The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. Suppliers and third-party service providers pass along rising costs to us in the form of higher prices. Managing these costs remains a significant challenge and priority for us.
Labor Shortages

Labor shortages among healthcare providers resulting from the COVID-19 pandemic and new variants, including burnout and attrition, has led to increased difficulty in hiring and retaining staff as well as increased labor costs and wage inflation. The shortage of clinical labor has also impacted our ability to generate same-store revenue growth.

Acquisitions and New/Closed Facilities
The timing of acquisitions, the opening of new fixed-site facilities, and the closure of existing facilities impact our revenue and the comparability of our results from period to period. The following table shows the number of our radiology diagnostic imaging sites and oncology radiation therapy sites:

	March 31, 2023	December 31, 2022
Radiology sites	180	181
Oncology sites	30	30
	210	211

Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenues	$187,592	$186,263
Operating expenses:
Cost of operations, excluding depreciation and amortization	155,567	155,161
Depreciation and amortization	22,993	24,731
Restructuring charges	5,736	80
Severance and related costs	(49)	2,238
Settlements, recoveries and related costs	1,448	(137)
Stock-based compensation	399	1,061
Other operating income, net	(751)	(7)
Total operating expenses	185,343	183,127
Income from operations	2,249	3,136
Other expense (income):
Interest expense	30,697	28,681
Other non-operating expense (income), net	(132)	324
Total other expense, net	30,565	29,005
Loss before income taxes	(28,316)	(25,869)
Income tax expense	874	563
Net loss	(29,190)	(26,432)
Less: Net income attributable to noncontrolling interests	5,958	4,379
Net loss attributable to common stockholders	$(35,148)	$(30,811)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.39)	$(0.35)
The following table summarizes statistical information regarding our radiology scan volumes and oncology patient starts:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change	% Change
MRI scans	217	214	3	1%
PET/CT scans	36	32	4	13%
Oncology patient starts	2.610	2.544	0.066	3%
The following table summarizes our revenues by segment:

	Three Months Ended March 31,
(in thousands)	2023	2022
Radiology	$157,401	$155,340
Oncology	30,191	30,923
	$187,592	$186,263

The following table summarizes the components of our cost of operations, excluding depreciation and amortization:

	Three Months Ended March 31,
(in thousands)	2023	2022
Employee compensation	$71,527	$75,127
Third-party services and professional fees	30,829	29,177
Rent and utilities	12,341	12,477
Reading fees	11,599	11,498
Administrative	10,421	11,624
Medical supplies and other	18,850	15,258
	$155,567	$155,161
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Revenues
Revenues for the three months ended March 31, 2023 were $187.6 million and increased by $1.3 million, or 1%, from the three months ended March 31, 2022. This increase was primarily due to higher PET/CT and MRI volumes resulting in a $2.1 million increase in radiology revenue, partly offset by a $0.7 million decrease in oncology revenue.
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the three months ended March 31, 2023 was $155.6 million and increased by $0.4 million, or 0.3%, from the three months ended March 31, 2022. This increase was a result of higher medical supplies and others costs and third-party services and professional fees, partly offset by lower employee compensation and administrative expenses.
Employee Compensation
Employee compensation for the three months ended March 31, 2023 was $71.5 million and decreased by $3.6 million, or 5%, from the three months ended March 31, 2022. This decrease was primarily driven by workforce reductions implemented after the first quarter of 2022, partly offset by wage inflation and higher compensation to attract and retain clinic staff due to labor shortages in certain markets and merit increases.
Third-Party Services and Professional Fees
Third-party services and professional fees for the three months ended March 31, 2023 were $30.8 million and increased by $1.7 million, or 6%, from the three months ended March 31, 2022. This increase was primarily due to higher equipment maintenance expenses and information technology related services.
Rent and Utilities
Rent and utilities for the three months ended March 31, 2023 were $12.3 million and decreased by $0.1 million, or 1%, from the three months ended March 31, 2022. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the three months ended March 31, 2023 were $11.6 million and increased by $0.1 million, or 1%, from the three months ended March 31, 2022. Our reading fees are primarily based on the volume of procedures performed.

Administrative Expenses
Administrative expenses for the three months ended March 31, 2023 were $10.4 million and decreased by $1.2 million, or 10%, from the three months ended March 31, 2022. This decrease was due to cost containment measures put in place after the first quarter of 2022 affecting marketing and advertising, travel and related costs, and other administrative expenses.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the three months ended March 31, 2023 were $18.9 million and increased by $3.6 million, or 24%, from the three months ended March 31, 2022. The increase was primarily due to cost inflation and increased spend on specialty tracers used in PET/CT scans.
Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2023 was $23.0 million and decreased by $1.7 million, or 7%, from the three months ended March 31, 2022. This decrease was primarily due to lower depreciation for office and computer equipment resulting from fully depreciated assets.
Restructuring Charges
Restructuring charges for the three months ended March 31, 2023 were $5.7 million compared to $0.1 million for the three months ended March 31, 2022. Restructuring charges are composed primarily of transformation costs of $5.7 million. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Severance and Related Costs
Severance and related costs for the three months ended March 31, 2023 were $0.0 million compared to $2.2 million for the three months ended March 31, 2022. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Other Expense (Income)
Other operating income, net for the three months ended March 31, 2023 was $0.8 million compared to $0.0 million for the three months ended March 31, 2022. This increase was primarily due to a gain on insurance proceeds.
Interest expense for the three months ended March 31, 2023 was $30.7 million and increased by $2.0 million, or 7%, from the three months ended March 31, 2022. This increase was primarily due to higher interest expense on the Subordinated Notes resulting from interest paid in-kind that is added to the principal.
Other non-operating income for the three months ended March 31, 2023 was $0.1 million compared to $0.3 million expense for the three months ended March 31, 2022. The increase in non-operating income, net was due primarily to a favorable change in the fair value adjustment of the derivative associated with the Subordinated Notes compared to the prior period. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Income Tax Expense
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to Canadian tax after the Domestication on September 30, 2022.
Income tax expense for the three months ended March 31, 2023 and 2022 was $0.9 million and $0.6 million, respectively. The effective tax rate for the three months ended March 31, 2023 differs from the U.S. statutory rate of 21% primarily due to the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit is recognized. The effective tax rate for the three months ended March 31, 2022 differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended March 31, 2023 was $6.0 million and increased by $1.6 million from the three months ended March 31, 2022. This increase was due to improved operating performance in the non-wholly owned entities.
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
We define Adjusted EBITDA as net income before interest expense, income tax expense (benefit), depreciation and amortization, impairment charges, restructuring charges, severance and related costs, settlements and related costs (recoveries), stock-based compensation, loss (gain) on sale of accounts receivable, losses (gains) on disposal of property and equipment, acquisition-related costs, financial instrument revaluation adjustments, deferred rent expense, other losses (gains), and one-time adjustments. Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance and is a measure of leverage capacity and ability to service debt. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of our net income (loss), the most directly comparable GAAP financial measure, to total Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(29,190)	$(26,432)
Interest expense	30,697	28,681
Income tax expense	874	563
Depreciation and amortization	22,993	24,731
Restructuring charges	5,736	80
Severance and related costs	(49)	2,238
Settlements, recoveries and related costs	1,448	(137)
Stock-based compensation	399	1,061
Loss on sale of accounts receivable	124	—
Loss (gain) on disposal of property and equipment, net	(69)	202
Acquisition-related costs	143	382
Fair value adjustment on derivative	(43)	170
Deferred rent expense	185	332
Other, net	(107)	147
Adjusted EBITDA	$33,141	$32,018
The following table summarizes our Adjusted EBITDA by segment:

	Three Months Ended March 31,
(in thousands)	2023	2022
Adjusted EBITDA:
Radiology	$30,326	$28,589
Oncology	9,848	10,033
Corporate	(7,033)	(6,604)
	$33,141	$32,018
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank borrowings. The following table presents a summary of our consolidated cash flows and the ending balance of our cash and cash equivalents:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash and cash equivalents at beginning of period	$59,424	$48,419
Net cash provided by operating activities	3,304	9,318
Net cash used in investing activities	(2,183)	(9,875)
Net cash used in financing activities	(15,146)	(7,620)
Cash and cash equivalents at end of period	$45,399	$40,242
Cash Flows from Operating Activities
Cash provided by operating activities was $3.3 million for the three months ended March 31, 2023 and consisted of a net loss of $29.2 million adjusted for certain non-cash items and changes in certain operating assets and liabilities. The primary non-cash charges included in the net loss are $23.0 million of depreciation and amortization, $13.8 million of non-

cash interest expense, and $0.7 million of deferred income taxes. Changes in operating assets and liabilities used $5.3 million of operating cash driven primarily by a $5.6 million decrease in accounts payable and other liabilities, partially offset by a $1.3 million decrease in prepaid expenses and other assets.
Cash Flows from Investing Activities
During the three months ended March 31, 2023, cash used in investing activities was $2.2 million, a decrease of $7.7 million from the comparable period in 2022. Purchases of property and equipment during the three months ended March 31, 2023 were $2.5 million, a decrease of $7.4 million from the comparable period in 2022.
Cash Flows from Financing Activities
During the three months ended March 31, 2023, cash used in financing activities was $15.1 million compared to cash used in financing activities of $7.6 million during the three months ended March 31, 2022. Cash used in financing activities during the three months ended March 31, 2023 included distributions paid to noncontrolling interests of $8.6 million as well as principal payments on long-term debt and finance leases of $6.5 million. The cash used in financing activities during the three months ended March 31, 2022 was composed primarily of distributions paid to noncontrolling interests of $6.7 million and principal payments on long-term debt and finance leases of $6.4 million, partially offset by proceeds from long-term debt of $5.5 million.
Liquidity Outlook
Cash and cash equivalents were $45.4 million as of March 31, 2023. In addition, we have a revolving credit facility under which we may borrow up to $55.0 million for working capital and other general corporate purposes. As of March 31, 2023, there were no borrowings outstanding under the revolving credit facility. We believe that our existing cash, cash equivalents and expected future cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months. However it is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months and there can be no assurance that sources of liquidity will be available to us at that time or if available will be on commercially reasonable terms.
We also have access to an additional $349.6 million of debt financing through August 2024, provided certain conditions are met, to finance mutually agreed upon organic growth and future acquisition opportunities.
For additional information regarding our revolving credit facility and the additional borrowing available for future acquisitions, see Note 9 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
For a description of contractual obligations, such as debt, finance leases and operating leases, see Note 9, Note 10 and Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies and estimates during the three-month period ended March 31, 2023 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under

Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On December 20, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims relating to the restatement of the Company’s financial statements that were filed in 2021. On February 17, 2023, the plaintiff delivered a motion record for certification and for leave to commence action under Part XXIII.1 of the Securities Act (Ontario). The Company plans to defend the claim and the motion, which has not yet been scheduled for hearing.
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
Item 1A. Risk Factors

Except as provided below and to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 dated March 16, 2023 and filed with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Risks Relating to our Common Stock

The Company may be delisted from Nasdaq, further increasing the cost of capital and jeopardizing the Company’s ability to refinance existing indebtedness.

On April 19, 2023, the Company received a written notification (the “Notice”) from Nasdaq’s Listing Qualifications Department notifying the Company that the closing bid price for its Common Stock had been below $1.00 for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of the Company’s Common Stock on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, the Company must maintain a closing bid price for its Common Stock of at least $1.00 for a minimum of ten consecutive business days prior to the end of the 180 calendar day period starting from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, the Company has until October 16, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. A delisting of our Common Stock is likely to reduce the liquidity of the Common Stock and may inhibit or preclude the Company’s ability to raise additional financing and may also materially and adversely impact the Company’s credit terms with its vendors.

If the Company is delisted from Nasdaq, the resulting drop in the market price for the Company’s Common Stock and any further debt offering may jeopardize the Company’s ability to fund its operations.

The delisting of our Common Stock from Nasdaq could impair the liquidity and market price of the Common Stock. It could also materially, adversely affect our access to the capital markets, and any limitation on market liquidity or reduction in the price of the Common Stock as a result of such delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1
Amendment to Employment Agreement by and among the Company and Rohit Navani, dated February 16, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on February 23, 2023).

10.2
Amendment to Offer Letter by and among the Company and David Kretschmer, dated February 16, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on February 23, 2023).

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
Date: May 10, 2023