Form 10-Q
period 2023-06-30
AKUMIN INC.
filed 2023-08-09
CIK 1776197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______________to______________
Commission file number: 001-39479
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 7, 2023, there were 90,998,491 shares of common stock outstanding.

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
•goodwill impairment and related charges, as well as other accounting charges or adjustments could negatively impact our operating results;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AKUMIN INC.

AKUMIN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$37,968	$59,424
Accounts receivable	115,790	114,166
Prepaid expenses	8,477	8,003
Other current assets	10,309	10,352
Total current assets	172,544	191,945
Property and equipment, net	197,559	221,214
Operating lease right-of-use assets	156,778	166,823
Goodwill	715,269	769,110
Other intangible assets, net	370,512	392,095
Other assets	23,080	23,928
Total assets	$1,635,742	$1,765,115
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$43,575	$36,618
Current portion of long-term debt	19,282	19,961
Current portion of obligations under finance leases	7,837	7,800
Current portion of obligations under operating leases	15,744	17,223
Accrued liabilities	88,339	86,916
Total current liabilities	174,777	168,518
Long-term debt, net of current portion	1,273,077	1,254,652
Obligations under finance leases, net of current portion	15,991	19,505
Obligations under operating leases, net of current portion	151,957	160,475
Other liabilities	19,384	20,674
Total liabilities	1,635,186	1,623,824
Redeemable noncontrolling interests	26,800	30,337
Stockholders’ deficit:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 90,998,491 shares issued and outstanding at June 30, 2023; 89,811,513 shares issued and outstanding at December 31, 2022	910	898
Additional paid-in capital	231,842	231,014
Accumulated other comprehensive income	24	73
Accumulated deficit	(411,985)	(280,185)
Total stockholders’ deficit	(179,209)	(48,200)
Noncontrolling interests	152,965	159,154
Total equity (deficit)	(26,244)	110,954
Total liabilities, redeemable noncontrolling interests and equity	$1,635,742	$1,765,115
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$184,840	$192,128	$372,432	$378,391
Operating expenses:
Cost of operations, excluding depreciation and amortization	158,495	154,574	314,062	309,735
Depreciation and amortization	35,015	25,200	58,008	49,931
Impairment charges	53,460	—	53,460	—
Restructuring charges	944	7,244	6,680	7,324
Severance and related costs	22	5,559	(27)	7,797
Settlements, recoveries and related costs	465	814	1,913	677
Stock-based compensation	441	758	840	1,819
Other operating expense (income), net	477	586	(274)	579
Total operating expenses	249,319	194,735	434,662	377,862
Income (loss) from operations	(64,479)	(2,607)	(62,230)	529
Other expense (income):
Interest expense	31,164	29,290	61,861	57,971
Other non-operating expense (income), net	2,346	(2,335)	2,214	(2,011)
Total other expense, net	33,510	26,955	64,075	55,960
Loss before income taxes	(97,989)	(29,562)	(126,305)	(55,431)
Income tax benefit	(1,578)	(3,483)	(704)	(2,920)
Net loss	(96,411)	(26,079)	(125,601)	(52,511)
Less: Net income attributable to noncontrolling interests	241	4,390	6,199	8,769
Net loss attributable to common stockholders	$(96,652)	$(30,469)	$(131,800)	$(61,280)
Comprehensive loss, net of taxes:
Net loss	$(96,411)	$(26,079)	$(125,601)	$(52,511)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions, net of taxes	(7)	7	(21)	36
Reclassification adjustment for gains (losses) included in net loss, net of taxes	(14)	9	(28)	26
Other comprehensive income (loss)	(21)	16	(49)	62
Comprehensive loss, net of taxes	(96,432)	(26,063)	(125,650)	(52,449)
Less: Comprehensive income attributable to noncontrolling interests	241	4,390	6,199	8,769
Comprehensive loss attributable to common stockholders	$(96,673)	$(30,453)	$(131,849)	$(61,218)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.07)	$(0.34)	$(1.46)	$(0.69)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2022	89,516,513	$895	$228,761	$64	$(154,235)	$75,485	$176,724	$252,209
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	—	(30,469)	(30,469)	3,856	(26,613)
Stock-based compensation	—	—	758	—	—	758	—	758
Other comprehensive income	—	—	—	16	—	16	—	16
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5,878)	(5,878)
Balance, June 30, 2022	89,516,513	$895	$229,519	$80	$(184,704)	$45,790	$174,702	$220,492

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, March 31, 2023	90,498,491	$905	$231,406	$45	$(315,333)	$(82,977)	$158,179	$75,202
Net income (loss), net of the net loss attributable to redeemable noncontrolling interests	—	—	—	—	(96,652)	(96,652)	776	(95,876)
Settlement of restricted share units	500,000	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	441	—	—	441	—	441
Other comprehensive loss	—	—	—	(21)	—	(21)	—	(21)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5,990)	(5,990)
Balance, June 30, 2023	90,998,491	$910	$231,842	$24	$(411,985)	$(179,209)	$152,965	$(26,244)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2021	89,026,997	$890	$227,705	$18	$(123,424)	$105,189	$178,490	$283,679
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	—	(61,280)	(61,280)	7,655	(53,625)
Settlement of restricted share units	489,516	5	(5)	—	—	—	—	—
Stock-based compensation	—	—	1,819	—	—	1,819	—	1,819
Other comprehensive income	—	—	—	62	—	62	—	62
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(11,604)	(11,604)
Purchase accounting adjustments	—	—	—	—	—	—	161	161
Balance, June 30, 2022	89,516,513	$895	$229,519	$80	$(184,704)	$45,790	$174,702	$220,492

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2022	89,811,513	$898	$231,014	$73	$(280,185)	$(48,200)	$159,154	$110,954
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	—	(131,800)	(131,800)	5,588	(126,212)
Settlement of restricted share units	1,186,978	12	(12)	—	—	—	—	—
Stock-based compensation	—	—	840	—	—	840	—	840
Other comprehensive loss	—	—	—	(49)	—	(49)	—	(49)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(11,777)	(11,777)
Balance, June 30, 2023	90,998,491	$910	$231,842	$24	$(411,985)	$(179,209)	$152,965	$(26,244)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(125,601)	$(52,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,008	49,931
Impairment charges	53,460	—
Stock-based compensation	840	1,819
Non-cash interest expense	27,962	24,604
Amortization of deferred financing costs and accretion of discount/premium on long-term debt	1	54
Deferred income taxes	(914)	(3,368)
Distributions from unconsolidated investees	305	915
Earnings from unconsolidated investees	(279)	(488)
Other non-cash items, net	1,380	(498)
Changes in operating assets and liabilities:
Accounts receivable	(2,326)	(4,547)
Prepaid expenses and other assets	(1,181)	(1,919)
Accounts payable and other liabilities	6,171	6,502
Operating lease liabilities and right-of-use assets	129	585
Net cash provided by operating activities	17,955	21,079
Investing activities:
Purchases of property and equipment	(11,460)	(15,466)
Other investing activities	823	963
Net cash used in investing activities	$(10,637)	$(14,503)

See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Financing activities:
Proceeds from revolving loan	$14,000	$20,000
Principal payments on revolving loan	(14,000)	(20,000)
Proceeds from long-term debt	1,706	10,292
Principal payments on long-term debt	(10,618)	(8,365)
Principal payments on finance leases	(3,937)	(4,330)
Contributions received from redeemable noncontrolling interests	107	—
Distributions paid to noncontrolling and redeemable noncontrolling interests	(16,032)	(14,145)
Net cash used in financing activities	(28,774)	(16,548)
Net decrease in cash and cash equivalents	(21,456)	(9,972)
Cash and cash equivalents, beginning of period	59,424	48,419
Cash and cash equivalents, end of period	$37,968	$38,447
Supplemental disclosure of cash flow information:
Interest paid	$33,986	$32,439
Income taxes paid, net of refunds	929	502
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	3,551	4,852
Derecognition of operating lease right-of-use assets and lease liabilities associated with lease terminations	3,656	3,635
Equipment acquired in exchange for finance lease obligations	460	1,433
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	3,500	668
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Akumin Inc. (the “Company” or “Akumin”) and do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation have been included. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2022.
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
June 30, 2023
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
As a result of the financial relationship established between the Company and certain entities (the “Revenue Practices”) through respective management service agreements, the Revenue Practices individually qualify as VIEs as the Company, which provides them non-medical, technical and administrative services, has the power to direct their respective activities and the obligation to absorb their gains and losses. As a result, the Company is considered the primary beneficiary of the Revenue Practices, and accordingly, the assets and liabilities and revenues and expenses of the Revenue Practices are included in the condensed consolidated financial statements. The following information excludes any intercompany transactions and costs allocated by the Company to the Revenue Practices. As of June 30, 2023 and December 31, 2022, the Revenue Practices’ assets included in the Company’s condensed consolidated balance sheets were $39.6 million and $36.0 million, respectively, and liabilities included in the Company’s condensed consolidated balance sheets were $2.9 million and $1.4 million, respectively. The assets of the Revenue Practices can only be used to settle their obligations. During the six months ended June 30, 2023 and 2022, the Revenue Practices’ revenues were $85.7 million and $92.8 million, respectively, and the net cash provided by operating activities was $77.9 million and $93.2 million, respectively.
4. Property and Equipment
Property and equipment consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Medical equipment	$254,247	$244,517
Leasehold improvements	44,000	43,382
Equipment under finance leases	45,348	44,845
Office and computer equipment	19,151	17,742
Transportation and service equipment	11,542	11,672
Furniture and fixtures	3,439	3,362
Construction in progress	3,550	4,636
	381,277	370,156
Less accumulated depreciation	183,718	148,942
	$197,559	$221,214
Depreciation expense was $18.2 million and $20.2 million for the three months ended June 30, 2023 and 2022, respectively, and $36.4 million and $39.9 million for the six months ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and December 31, 2022, the equipment under finance leases had a net book value of $25.4 million and $26.3 million, respectively.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
5. Goodwill
Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Total
Balance, December 31, 2022	$682,725	$86,385	$769,110
Impairment	(53,460)	—	(53,460)
Goodwill written off in connection with site closure	—	(381)	(381)
Balance, June 30, 2023	$629,265	$86,004	$715,269
The Company tests its goodwill and indefinite-lived intangible assets annually or more frequently depending on certain impairment indicators. Such indicators include a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate. During the second quarter of 2023, the Company determined that potential indicators of impairment existed and thus performed a quantitative test for impairment at the reporting unit level as of May 31, 2023. In estimating fair values, the Company gave equal weight to an income approach (the DCF method) and a market approach (the GPC method).
Specifically, the Company utilized the following Level 3 estimates and assumptions in its analysis:

Discount rate	9.5% to 10.0%
Perpetual growth rate	3.0%
Tax rate	26.0%
Risk-free interest rate	3.5%
Revenue multiple	1.8 to 2.2
EBITDA multiple	7.5 to 9.5
The impairment test yielded a fair value for the Oncology reporting unit that exceeded its carrying value; therefore, this reporting unit was not considered at risk of impairment. In connection with the impairment test for the Radiology reporting unit, the Company concluded that the carrying value exceeded its estimated fair value based on management's assessment of the outlook and long-term business plans for this division. Consequently, the Company recorded an impairment charge of $53.5 million related to goodwill for the Radiology reporting unit, which was recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023.
Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the Company's impairment test.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
6. Other Intangible Assets
Other intangible assets consist of the following:

(dollars in thousands)	Weighted Average Useful Life (in years)	June 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	20	$250,733	$(23,057)	$227,676	$263,388	$(17,588)	$245,800
Trade names	18	76,391	(13,324)	63,067	77,135	(11,063)	66,072
Management agreements	17	10,200	(1,100)	9,100	10,200	(800)	9,400
Other	5	5,739	(4,628)	1,111	5,719	(4,454)	1,265
Total		$343,063	$(42,109)	300,954	$356,442	$(33,905)	322,537
Certificates of Need				69,558			69,558
Total other intangible assets				$370,512			$392,095
The Company performs an impairment test when indicators of impairment are present. As of June 30, 2023, there were no indications of impairment of the Company's other intangible assets balances.
The aggregate amortization expense for the Company’s finite-lived intangible assets was $16.8 million and $5.0 million for the three months ended June 30, 2023 and 2022, respectively, and $21.6 million and $10.0 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for the three and six months ended June 30, 2023 includes $12.1 million of accelerated amortization related to the closure of one site and winding down operations of a second site in the Oncology segment.
7. Long-Term Debt
Long-term debt consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
2028 Senior Notes	$375,000	$375,000
2025 Senior Notes	475,000	475,000
Subordinated Notes	451,265	423,303
Equipment Debt	63,842	72,754
	1,365,107	1,346,057
Debt discount/premium and deferred issuance costs	(72,748)	(71,444)
	1,292,359	1,274,613
Less current portion	19,282	19,961
Long-term debt, net of current portion	$1,273,077	$1,254,652
During the six months ended June 30, 2023, the Company elected to pay interest in-kind on the Subordinated Notes pursuant to the original agreement and, accordingly, $28.0 million of accrued interest was added to the principal balance of the Subordinated Notes.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
Certain of the debt obligations are subject to covenants with which the Company must comply on a quarterly or annual basis. The Company was in compliance with, or had received waivers for, all such covenants as of June 30, 2023.
8. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued compensation and related expenses	$21,743	$25,655
Accrued interest expense	18,267	18,183
Other	48,329	43,078
	$88,339	$86,916
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
As of June 30, 2023, the Company holds redeemable noncontrolling interests of $26.8 million, which are not currently redeemable or probable of becoming redeemable. The redemption of these noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interest will be triggered as the triggering events are generally not probable until they occur. As such, these noncontrolling interests have not been remeasured to redemption value.
The following is a rollforward of the activity in the redeemable noncontrolling interests for the six months ended June 30, 2023:

(in thousands)
Balance, December 31, 2022	$30,337
Net income attributable to redeemable noncontrolling interests	611
Contributions received from redeemable noncontrolling interests	107
Distributions paid to redeemable noncontrolling interests	(4,255)
Balance, June 30, 2023	$26,800

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
10. Financial Instruments
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of June 30, 2023				Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Current and long-term assets:
Interest rate and fuel option contracts	$—	$64	$—	$64	$—	$52	$—	$52
Long-term liabilities:
Derivative in subordinated notes	$—	$—	$5,831	$5,831	$—	$—	$6,132	$6,132
The derivative in subordinated notes relates to the Change of Control Redemption Election included in the Subordinated Notes (see Note 7). The fair value of the Change of Control Redemption Election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the seven years from initiation date. The estimated fair values of the Change of Control Redemption Election as of June 30, 2023 and December 31, 2022 use unobservable inputs for probability weighted time until an exit event of 3.2 years and 3.5 years, respectively, and an exit event probability weighting of 21.7% and 22.9%, respectively.
The following is a reconciliation of the opening and closing balances for the derivative in subordinated notes liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023:

(in thousands)
Balance, December 31, 2022	$6,132
Change in fair value	(301)
Balance, June 30, 2023	$5,831
The decrease in the fair value of the derivative in subordinated notes liability was recorded as a gain and included in other non-operating expense (income), net in the Company's condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023.
The Company’s interest rate contracts are primarily pay-fixed, receive-variable interest rate swaps related to certain of the Company’s equipment debt. The amount that the Company expects to reclassify from accumulated other comprehensive income to interest expense over the next twelve months is immaterial. During the second quarter of 2023, the Company entered into a fuel call option contract to hedge against fluctuations in fuel prices through April 2024.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
Assets and Liabilities for which Fair Value is only Disclosed
The estimated fair values of other current and non-current liabilities are as follows:

(in thousands)	June 30, 2023	December 31, 2022
2028 Senior Notes	$247,705	$228,894
2025 Senior Notes	390,814	339,385
Subordinated Notes	294,380	254,951
Equipment Debt	53,272	58,698
	$986,171	$881,928
As of June 30, 2023 and December 31, 2022, the estimated fair values of the 2028 Senior Notes and 2025 Senior Notes were determined using Level 2 inputs and the estimated fair values of the Subordinated Notes and Equipment Debt were determined using Level 3 inputs.
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
Financial instruments are classified into one of the following categories: amortized cost, fair value through earnings and fair value through other comprehensive income. The following table summarizes information regarding the carrying value of the Company’s financial instruments:

(in thousands)	June 30, 2023	December 31, 2022
Financial assets measured at amortized cost:
Cash and cash equivalents	$37,968	$59,424
Accounts receivable	115,790	114,166
	$153,758	$173,590
Financial liabilities measured at amortized cost:
Accounts payable	$43,575	$36,618
Current portion of long-term debt	19,282	19,961
Current portion of leases	23,581	25,023
Non-current portion of long-term debt	1,273,077	1,254,652
Non-current portion of leases	167,948	179,980
Accrued liabilities	88,339	86,916
	$1,615,802	$1,603,150
Financial assets measured at fair value through earnings:
Fuel option contract	$36	$—
Financial liabilities measured at fair value through earnings:
Derivative in subordinated notes	$5,831	$6,132
Financial assets measured at fair value through other comprehensive income:
Interest rate contracts	$28	$52

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis
The Company measures certain non-financial assets at fair value on a nonrecurring basis, primarily intangible assets, goodwill and long-lived assets in connection with acquisitions and periodic evaluations for potential impairment. The Company estimates the fair value of these assets using primarily unobservable inputs; therefore, these are considered Level 3 fair value measurements. See disclosure of Level 3 measurements related to the goodwill impairment analysis in Note 5.
Interest Rate Risk
Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Changes in lending rates can cause fluctuations in interest payments and cash flows. Certain of the Company’s equipment debt arrangements have interest rate swap agreements to hedge the future variable cash interest payments in order to avoid volatility in operating results due to fluctuations in interest rates. As of June 30, 2023 and December 31, 2022, the Company had $0.3 million and $0.4 million, respectively, of variable interest rate equipment debt that is not hedged. In addition, the Company is exposed to variable interest rates related to the 2020 Revolving Facility, which had no outstanding balance as of June 30, 2023 or December 31, 2022. The Company’s exposure to interest rate risk from a 1% increase or decrease in the variable interest rates is not material.
11. Stockholders' Equity
In connection with the Company's change of jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware (the "Domestication") in 2022, the Company amended its Certificate of Incorporation to provide for the issuance of up to 300,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of undesignated preferred stock, par value $0.01 per share. The effect of the change in the common stock from no par value to $0.01 par value per share has been reflected in the condensed consolidated financial statements on a retroactive basis for all periods presented.
Stock-Based Awards
The Company may grant stock-based awards to employees, directors and consultants under the Amended and Restated Restricted Share Unit Plan, adopted as of April 18, 2023 (the “RSU Plan”) and the Amended and Restated Stock Option Plan, adopted as of April 18, 2023 (the “Stock Option Plan” and together with the RSU Plan, the “2023 Stock Plans”). Under the 2023 Stock Plans, the collective maximum number of shares reserved for issuance is equal to 10% of the number of capital shares of the Company that are outstanding from time to time. As of June 30, 2023 and December 31, 2022, shares of common stock reserved for issuance under the 2023 Stock Plans were 9,099,849 and 8,981,151, respectively. The 2023 Stock Plans are administered by the Board of Directors, which has authority to select eligible persons to receive awards and to determine the terms and conditions of the awards.
Restricted Share Units
Restricted share units (“RSUs”) represent a right to receive a share of common stock at a future vesting date with no cash payment from the holder. RSUs granted vest over two years from the date of grant. A summary of RSU activity is as

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Outstanding and unvested at December 31, 2022	2,143,601	$1.77
Granted	2,217,213	0.67	$1,479
Vested	(1,186,978)	2.06	$2,450
Cancelled	(57,078)	1.10	$(63)
Outstanding and unvested at June 30, 2023	3,116,758	$0.89	$2,761
Stock Options
Stock options are awarded as consideration in exchange for services rendered to the Company. Stock options granted generally have terms of 7 years, but in no event more than 10 years after the date of grant, and vest over 3 years. A summary of the stock option activity is as follows:

	Number of Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,348,120	$2.56	3.3	$378
Outstanding at June 30, 2023	5,348,120	$2.56	2.8	$—
Exercisable at June 30, 2023	5,325,020	$2.55	2.8	$—
Aggregate intrinsic value for outstanding and exercisable stock options in the table above represents the difference between the closing stock price on June 30, 2023 and the exercise price multiplied by the number of in-the-money options.
No stock options were granted during the six months ended June 30, 2023.
12. Commitments and Contingencies
Purchase Commitments
The Company has certain binding purchase commitments primarily for the purchase of equipment from various suppliers. As of June 30, 2023, the obligations for these future purchase commitments totaled $38.4 million, of which $32.5 million is expected to be paid during the remaining six months of 2023 and $6.0 million is expected to be paid thereafter.
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. As of June 30, 2023, the Company has determined that no liability is necessary related to these guarantees and indemnities.
Legal Matters
On December 20, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims relating to the restatement of the Company’s financial statements that were filed in 2021. On February 17, 2023, the plaintiff delivered a motion record for certification and for leave to commence action under Part XXIII.1 of the Securities Act (Ontario). The Company plans to defend the claim and the motion.
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
The following table summarizes the components of the Company’s revenues by payor category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Patient fee payors:
Commercial	$65,066	$71,609	$130,588	$140,710
Medicare	20,082	21,002	41,502	42,174
Medicaid	3,256	3,347	6,661	6,449
Other patient revenue	2,729	3,213	5,324	6,487
	91,133	99,171	184,075	195,820
Hospitals and healthcare providers	91,513	90,651	183,975	178,110
Other revenue	2,194	2,306	4,382	4,461
	$184,840	$192,128	$372,432	$378,391

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
14. Cost of Operations, excluding Depreciation and Amortization
The following table summarizes the components of the Company’s cost of operations, excluding depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Employee compensation	$68,302	$72,021	$139,829	$147,148
Third-party services and professional fees	32,091	29,919	62,920	59,096
Rent and utilities	12,780	12,742	25,121	25,219
Reading fees	11,953	11,788	23,552	23,286
Administrative	12,944	11,467	23,365	23,091
Medical supplies and other	20,425	16,637	39,275	31,895
	$158,495	$154,574	$314,062	$309,735
15. Supplemental Statement of Operations Information
Restructuring Charges
Restructuring charges consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Transformation costs	$939	$4,025	$6,659	$4,025
Lease termination costs	7	1,840	7	1,840
Domestication and related costs	—	1,063	—	1,063
Other	(2)	316	14	396
	$944	$7,244	$6,680	$7,324
Transformation costs consist of third-party consulting fees associated with a significant project to identify, plan, and implement various business improvement initiatives designed to enhance growth opportunities and improve operations. The project is expected to continue into 2024. The consulting agreement provides for fixed fees totaling $12.5 million, milestone fees totaling up to $7.0 million that are earned upon the achievement of certain milestones, and performance fees totaling up to $15.0 million that are earned based on the achievement of certain performance results during the period of the contract. The Company recognizes the fixed fees over the contract period as the services are rendered. Milestone and performance fees that are probable of ultimately being paid are recognized based on a percentage of achievement of the related milestone or performance result. As of June 30, 2023, the accounts payable and accrued liability balance for unpaid transformation consulting costs was $3.4 million and $4.5 million, respectively.
Severance and Related Costs
Severance and related costs represent costs associated with employees whose employment with the Company has been terminated and are generally paid in the year recorded. In connection with certain terminated employees, severance benefits are being paid over periods of 12 to 18 months. As of June 30, 2023, the unpaid balance of severance and related costs totaled $1.5 million, which will be paid during the next twelve months.
Other Operating and Non-Operating Expense (Income)
Other operating expense (income), net consists of the following:

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Loss on sale of accounts receivable	$922	$—	$1,046	$—
Gain from insurance proceeds	—	—	(776)	—
Loss (gain) on disposal of property and equipment, net	(348)	170	(417)	372
Other, net	(97)	416	(127)	207
	$477	$586	$(274)	$579
Other non-operating expense (income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Capital structure initiatives	$1,912	$—	$1,912	$—
Acquisition-related costs	155	86	298	468
Fair value adjustment on derivative in subordinated notes	(258)	(1,009)	(301)	(839)
Earnings from unconsolidated investees	(128)	(248)	(279)	(488)
Other, net	665	(1,164)	584	(1,152)
	$2,346	$(2,335)	$2,214	$(2,011)
Capital structure initiatives represent costs associated with the Company’s initiative to restructure its long-term debt.
Impairment Charges
Impairment charges relate to the following assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Goodwill (Note 5)	$53,460	$—	$53,460	$—
	$53,460	$—	$53,460	$—
16. Investments in Unconsolidated Investees
Effective March 1, 2021, the Company completed a common equity investment in an artificial intelligence business (“AI business”) as part of a private placement offering for $4.6 million. The AI business develops artificial intelligence aided software programs for use in medical businesses, including outpatient imaging services provided by the Company. As a result of the investment, a previous investment in a convertible note instrument issued by the AI business to the Company in May 2020 converted to common equity. The Company’s total common equity investment has a carrying value of $7.9 million as of June 30, 2023 and represents a 34.5% interest in the AI business on a non-diluted basis. In addition, the Company holds share purchase warrants which, subject to the occurrence of certain events and certain assumptions, and the payment of $0.4 million, would entitle the Company to acquire an additional 2.4% ownership interest in the AI business common equity.
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
The financial position and results of operations of these unconsolidated investees are not material to the Company’s condensed consolidated financial statements.
17. Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to Canadian tax after the Domestication on September 30, 2022.
The effective tax rate for the three and six months ended June 30, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit is recognized.
18. Basic and Diluted Loss per Share
The loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net loss attributable to common stockholders	$(96,652)	$(30,469)	$(131,800)	$(61,280)
Weighted average common shares outstanding:
Basic and diluted	90,503,986	89,516,513	90,163,458	89,296,619
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.07)	$(0.34)	$(1.46)	$(0.69)
Employee stock options, warrants and restricted share units excluded from the computation of diluted per share amounts as their effect would be antidilutive	1,478,978	2,042,461	2,006,143	2,207,983
19. Segment Information
Operating segments are reported in a manner consistent with the internal reporting provided to the chief operating decision maker. The chief operating decision maker, who is responsible for allocating resources and assessing performance of the operating segments, has been identified as the Chief Executive Officer. The Company operates in two reportable segments: Radiology and Oncology. All intercompany revenues, expenses, receivables and payables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on revenue and adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA").
The following table summarizes the Company’s revenues by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Radiology	$156,291	$160,867	$313,692	$316,207
Oncology	28,549	31,261	58,740	62,184
	$184,840	$192,128	$372,432	$378,391
Adjusted EBITDA is defined as net loss before interest expense, income tax benefit, depreciation and amortization, impairment charges, restructuring charges, severance and related costs, settlements and related costs, stock-based compensation, loss on sale of accounts receivable, capital structure initiatives, fair value adjustment on derivative, deferred rent expense, and items that we do not consider to be indicative of our core/ongoing operations. Adjusted EBITDA should

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
not be considered a measure of financial performance under GAAP, and it should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities, or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is the most frequently used measure of each segment’s performance and is commonly used in setting performance goals.
The following table summarizes the Company’s Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA:
Radiology	$25,449	$35,692	$55,775	$64,281
Oncology	8,072	10,302	17,920	20,335
Corporate	(6,994)	(7,810)	(14,027)	(14,414)
	$26,527	$38,184	$59,668	$70,202
A reconciliation of the net loss to total Adjusted EBITDA is shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(96,411)	$(26,079)	$(125,601)	$(52,511)
Interest expense	31,164	29,290	61,861	57,971
Income tax benefit	(1,578)	(3,483)	(704)	(2,920)
Depreciation and amortization	35,015	25,200	58,008	49,931
Impairment charges	53,460	—	53,460	—
Restructuring charges	944	7,244	6,680	7,324
Severance and related costs	22	5,559	(27)	7,797
Settlements, recoveries and related costs	465	814	1,913	677
Stock-based compensation	441	758	840	1,819
Loss on sale of accounts receivable	922	—	1,046	—
Loss (gain) on disposal of property and equipment, net	(348)	170	(417)	372
Capital structure initiatives	1,912	—	1,912	—
Acquisition-related costs	155	86	298	468
Fair value adjustment on derivative	(258)	(1,009)	(301)	(839)
Deferred rent expense	(43)	247	142	579
Other, net	665	(613)	558	(466)
Adjusted EBITDA	$26,527	$38,184	$59,668	$70,202

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2023
(Unaudited)
The following table summarizes the Company’s total assets by segment:

(in thousands)	June 30, 2023	December 31, 2022
Identifiable assets:
Radiology	$1,304,358	$1,400,938
Oncology	312,992	346,337
Corporate	18,392	17,840
	$1,635,742	$1,765,115
The following table summarizes the Company’s capital expenditures by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Capital expenditures:
Radiology	$7,093	$4,648	$9,069	$13,460
Oncology	500	858	1,000	1,834
Corporate	1,359	82	1,391	172
	$8,952	$5,588	$11,460	$15,466

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
We currently operate in two reportable business segments: radiology and oncology. The following table summarizes our revenues by segment as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Radiology	85%	84%	84%	84%
Oncology	15%	16%	16%	16%
	100%	100%	100%	100%
Revenues consist primarily of net patient fees received from various payors and patients based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.
The following table summarizes the components of our revenues by payor category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Patient fee payors:
Commercial	$65,066	$71,609	$130,588	$140,710
Medicare	20,082	21,002	41,502	42,174
Medicaid	3,256	3,347	6,661	6,449
Other patient revenue	2,729	3,213	5,324	6,487
	91,133	99,171	184,075	195,820
Hospitals and healthcare providers	91,513	90,651	183,975	178,110
Other revenue	2,194	2,306	4,382	4,461
	$184,840	$192,128	$372,432	$378,391

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

Acquisitions and New/Closed Facilities
The timing of acquisitions, the opening of new fixed-site facilities, and the closure of existing facilities impact our revenue and the comparability of our results from period to period. The following table shows the number of our radiology diagnostic imaging sites and oncology radiation therapy sites:

	June 30, 2023	December 31, 2022
Radiology sites	178	181
Oncology sites	29	30
	207	211

Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues	$184,840	$192,128	$372,432	$378,391
Operating expenses:
Cost of operations, excluding depreciation and amortization	158,495	154,574	314,062	309,735
Depreciation and amortization	35,015	25,200	58,008	49,931
Impairment charges	53,460	—	53,460	—
Restructuring charges	944	7,244	6,680	7,324
Severance and related costs	22	5,559	(27)	7,797
Settlements, recoveries and related costs	465	814	1,913	677
Stock-based compensation	441	758	840	1,819
Other operating expense (income), net	477	586	(274)	579
Total operating expenses	249,319	194,735	434,662	377,862
Income (loss) from operations	(64,479)	(2,607)	(62,230)	529
Other expense (income):
Interest expense	31,164	29,290	61,861	57,971
Other non-operating expense (income), net	2,346	(2,335)	2,214	(2,011)
Total other expense, net	33,510	26,955	64,075	55,960
Loss before income taxes	(97,989)	(29,562)	(126,305)	(55,431)
Income tax benefit	(1,578)	(3,483)	(704)	(2,920)
Net loss	(96,411)	(26,079)	(125,601)	(52,511)
Less: Net income attributable to noncontrolling interests	241	4,390	6,199	8,769
Net loss attributable to common stockholders	$(96,652)	$(30,469)	$(131,800)	$(61,280)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.07)	$(0.34)	$(1.46)	$(0.69)
The following table summarizes statistical information regarding our radiology scan volumes and oncology patient starts:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
MRI scans	221	225	(4)	(2)%	438	439	(1)	—%
PET/CT scans	37	33	4	12%	72	65	7	11%
Oncology patient starts	2.523	2.588	(0.065)	(3)%	5.133	5.132	0.001	—%
The following table summarizes our revenues by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Radiology	$156,291	$160,867	$313,692	$316,207
Oncology	28,549	31,261	58,740	62,184
	$184,840	$192,128	$372,432	$378,391

The following table summarizes the components of our cost of operations, excluding depreciation and amortization:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Employee compensation	$68,302	$72,021	$139,829	$147,148
Third-party services and professional fees	32,091	29,919	62,920	59,096
Rent and utilities	12,780	12,742	25,121	25,219
Reading fees	11,953	11,788	23,552	23,286
Administrative	12,944	11,467	23,365	23,091
Medical supplies and other	20,425	16,637	39,275	31,895
	$158,495	$154,574	$314,062	$309,735
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Revenues
Revenues for the three months ended June 30, 2023 were $184.8 million and decreased by $7.3 million, or 4%, from the three months ended June 30, 2022. The decrease was attributable to a $4.6 million decrease in radiology revenue and a $2.7 million decrease in oncology revenue. The decrease in radiology revenue was due primarily to changes in business mix and certain site closures over the last twelve months, partially offset by higher same store volume. Oncology revenue decreased primarily due to non-renewal of certain joint venture partnership contracts and site closures over the last twelve months.
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the three months ended June 30, 2023 was $158.5 million and increased by $3.9 million, or 2.5%, from the three months ended June 30, 2022. This increase was a result of higher medical supplies and other costs, third-party services and professional fees, and administrative expenses, partly offset by lower employee compensation.
Employee Compensation
Employee compensation for the three months ended June 30, 2023 was $68.3 million and decreased by $3.7 million, or 5%, from the three months ended June 30, 2022. This decrease was primarily driven by workforce reductions implemented during the second quarter of 2022, partly offset by wage inflation and higher compensation to attract and retain clinic staff due to labor shortages in certain markets and merit increases.
Third-Party Services and Professional Fees
Third-party services and professional fees for the three months ended June 30, 2023 were $32.1 million and increased by $2.2 million, or 7%, from the three months ended June 30, 2022. This increase was primarily due to higher information technology related services and other outsourced services.
Rent and Utilities
Rent and utilities for the three months ended June 30, 2023 were $12.8 million compared to $12.7 million for the three months ended June 30, 2022. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the three months ended June 30, 2023 were $12.0 million and increased by $0.2 million, or 1%, from the three months ended June 30, 2022. Our reading fees are primarily based on the volume of procedures performed.

Administrative Expenses
Administrative expenses for the three months ended June 30, 2023 were $12.9 million and increased by $1.5 million, or 13%, from the three months ended June 30, 2022. The increase was primarily due to higher insurance costs and increase in bad debt expense, partly offset by cost containment measures put in place after the first quarter of 2022 affecting marketing and advertising, travel and related costs, and other administrative expenses.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the three months ended June 30, 2023 were $20.4 million and increased by $3.8 million, or 23%, from the three months ended June 30, 2022. The increase was primarily due to cost inflation and increased spend on specialty tracers used in PET/CT scans.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2023 was $35.0 million and increased by $9.8 million, or 39%, from the three months ended June 30, 2022. The increase was primarily due to $12.1 million of accelerated amortization of intangible assets related to the closure of one site and winding down operations of a second site in the Oncology segment, partially offset by lower depreciation for office and computer equipment resulting from fully depreciated assets.
Impairment Charges
Impairment charges of $53.5 million for the three months ended June 30, 2023 consist of a $53.5 million goodwill impairment in our Radiology reporting unit. See further discussion in Note 5 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Restructuring Charges
Restructuring charges for the three months ended June 30, 2023 were $0.9 million compared to $7.2 million for the three months ended June 30, 2022. Restructuring charges for the 2023 period are composed primarily of transformation costs of $0.9 million. Restructuring charges for the 2022 period are composed primarily of transformation costs of $4.0 million, lease termination costs of $1.8 million and Domestication and related costs of $1.1 million. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Severance and Related Costs
Severance and related costs for the three months ended June 30, 2023 were $0.0 million compared to $5.6 million for the three months ended June 30, 2022. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Other Expense (Income)
Other operating expense, net for the three months ended June 30, 2023 was $0.5 million compared to $0.6 million for the three months ended June 30, 2022. The other operating expense, net in 2023 includes a $0.9 million loss on sale of accounts receivable.
Interest expense for the three months ended June 30, 2023 was $31.2 million and increased by $1.9 million, or 6%, from the three months ended June 30, 2022. This increase was primarily due to higher interest expense on the Subordinated Notes resulting from interest paid in-kind that is added to the principal.
Other non-operating expense, net for the three months ended June 30, 2023 was $2.3 million compared to other non-operating income, net of $2.3 million for the three months ended June 30, 2022. The increase in non-operating expense, net was due primarily to $1.9 million of capital structure initiatives costs incurred during the three months ended June 30, 2023, and a more favorable fair value adjustment of the derivative associated with the Subordinated Notes in the three months ended June 30, 2022. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.

Income Tax Benefit
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to Canadian tax after the Domestication on September 30, 2022.
Income tax benefit for the three months ended June 30, 2023 and 2022 was $1.6 million and $3.5 million, respectively. The effective tax rate for the three months ended June 30, 2023 differs from the U.S. statutory rate of 21% primarily due to the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit is recognized. The effective tax rate for the three months ended June 30, 2022 differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the three months ended June 30, 2023 was $0.2 million and decreased by $4.1 million from the three months ended June 30, 2022. The decrease was due to the impact of the accelerated amortization of intangible assets related to the closure of one site and winding down operations of a second site in the Oncology segment.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Revenues
Revenues for the six months ended June 30, 2023 were $372.4 million and decreased by $6.0 million, or 2%, from the six months ended June 30, 2022. The decrease was attributable to a $2.5 million decrease in radiology revenue and a $3.4 million decrease in oncology revenue. The decrease in radiology revenue was primarily due to changes in business mix and certain site closures over the last twelve months. Oncology revenue decreased primarily due to non-renewal of certain joint venture partnership contracts and site closures over the last twelve months.
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the six months ended June 30, 2023 was $314.1 million and increased by $4.3 million, or 1%, from the six months ended June 30, 2022. This increase was a result of higher medical supplies and other costs and third-party services and professional fees, partly offset by lower employee compensation.
Employee Compensation
Employee compensation for the six months ended June 30, 2023 was $139.8 million and decreased by $7.3 million, or 5%, from the six months ended June 30, 2022. This decrease was primarily driven by workforce reductions implemented during the second quarter of 2022, partly offset by wage inflation and higher compensation to attract and retain clinic staff due to labor shortages in certain markets and merit increases.
Third-Party Services and Professional Fees
Third-party services and professional fees for the six months ended June 30, 2023 were $62.9 million and increased by $3.8 million, or 6%, from the six months ended June 30, 2022. This increase was primarily due to higher information technology related services and other outsourced services.
Rent and Utilities
Rent and utilities for the six months ended June 30, 2023 were $25.1 million compared to $25.2 million for the six months ended June 30, 2022. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the six months ended June 30, 2023 were $23.6 million and increased by $0.3 million, or 1%, from the six months ended June 30, 2022. Our reading fees are primarily based on the volume of procedures performed.

Administrative Expenses
Administrative expenses for the six months ended June 30, 2023 were $23.4 million and increased by $0.3 million, or 1%, from the six months ended June 30, 2022. The increase was due primarily to an increase in bad debt expense and higher insurance costs, partly offset by cost containment measures put in place after the first quarter of 2022 affecting marketing and advertising, travel and related costs, and other administrative expenses.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the six months ended June 30, 2023 were $39.3 million and increased by $7.4 million, or 23%, from the six months ended June 30, 2022. The increase was primarily due to cost inflation and increased spend on specialty tracers used in PET/CT scans.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2023 was $58.0 million and increased by $8.1 million, or 16%, from the six months ended June 30, 2022. The increase was primarily due to $12.1 million of accelerated amortization of intangible assets related to the closure of one site and winding down operations of a second site in the Oncology segment, partially offset by lower depreciation for office and computer equipment resulting from fully depreciated assets.
Impairment Charges
Impairment charges of $53.5 million for the six months ended June 30, 2023 consist primarily of a $53.5 million goodwill impairment in our Radiology reporting unit. See further discussion in Note 5 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Restructuring Charges
Restructuring charges for the six months ended June 30, 2023 were $6.7 million compared to $7.3 million for the six months ended June 30, 2022. Restructuring charges for the 2023 period are composed primarily of transformation costs of $6.7 million. Restructuring charges for the 2022 period are composed primarily of transformation costs of $4.0 million, lease termination costs of $1.8 million and Domestication and related costs of $1.1 million. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Severance and Related Costs
Severance and related costs for the six months ended June 30, 2023 were $0.0 million compared to $7.8 million for the six months ended June 30, 2022. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Other Expense (Income)
Other operating income, net for the six months ended June 30, 2023 was $0.3 million compared to other operating expense, net of $0.6 million for the six months ended June 30, 2022. The other operating expense, net in 2023 includes a $1.0 million loss on sale of accounts receivable and a $0.8 million gain from insurance proceeds. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Interest expense for the six months ended June 30, 2023 was $61.9 million and increased by $3.9 million, or 7%, from the six months ended June 30, 2022. This increase was primarily due to higher interest expense on the Subordinated Notes resulting from interest paid in-kind that is added to the principal.
Other non-operating expense, net for the six months ended June 30, 2023 was $2.2 million compared to other non-operating income, net of $2.0 million for the six months ended June 30, 2022. The increase in non-operating expense, net was due primarily to $1.9 million of capital structure initiatives costs incurred during the six months ended June 30, 2023, and a more favorable fair value adjustment of the derivative associated with the Subordinated Notes in the six months ended June 30, 2022. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Income Tax Benefit
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to Canadian tax after the Domestication on September 30, 2022.
Income tax benefit for the six months ended June 30, 2023 and 2022 was $0.7 million and $2.9 million, respectively. The effective tax rate for the six months ended June 30, 2023 differs from the U.S. statutory rate of 21% primarily due to the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit is recognized. The effective tax rate for the six months ended June 30, 2022 differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the six months ended June 30, 2023 was $6.2 million and decreased by $2.6 million from the six months ended June 30, 2022. The decrease was due to the impact of the accelerated amortization of intangible assets related to the closure of one site and winding down operations of a second site in the Oncology segment.

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
We define Adjusted EBITDA as net income before interest expense, income tax benefit, depreciation and amortization, impairment charges, restructuring charges, severance and related costs, settlements and related costs, stock-based compensation, loss on sale of accounts receivable, capital structure initiatives, fair value adjustment on derivative, deferred rent expense, and items that we do not consider to be indicative of our core/ongoing operations. Adjusted EBITDA is a non-GAAP financial measure used as an analytical indicator by us and the healthcare industry to assess business performance and is a measure of leverage capacity and ability to service debt. Adjusted EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operating, investing or financing activities or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Adjusted EBITDA is not a measurement determined in accordance with GAAP and is therefore susceptible to varying methods of calculation and may not be comparable to other similarly titled measures of other companies.

The following table presents a reconciliation of our net loss, the most directly comparable GAAP financial measure, to total Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(96,411)	$(26,079)	$(125,601)	$(52,511)
Interest expense	31,164	29,290	61,861	57,971
Income tax benefit	(1,578)	(3,483)	(704)	(2,920)
Depreciation and amortization	35,015	25,200	58,008	49,931
Impairment charges	53,460	—	53,460	—
Restructuring charges	944	7,244	6,680	7,324
Severance and related costs	22	5,559	(27)	7,797
Settlements, recoveries and related costs	465	814	1,913	677
Stock-based compensation	441	758	840	1,819
Loss on sale of accounts receivable	922	—	1,046	—
Loss (gain) on disposal of property and equipment, net	(348)	170	(417)	372
Capital structure initiatives	1,912	—	1,912	—
Acquisition-related costs	155	86	298	468
Fair value adjustment on derivative	(258)	(1,009)	(301)	(839)
Deferred rent expense	(43)	247	142	579
Other, net	665	(613)	558	(466)
Adjusted EBITDA	$26,527	$38,184	$59,668	$70,202
The following table summarizes our Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA:
Radiology	$25,449	$35,692	$55,775	$64,281
Oncology	8,072	10,302	17,920	20,335
Corporate	(6,994)	(7,810)	(14,027)	(14,414)
	$26,527	$38,184	$59,668	$70,202
Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank borrowings. The following table presents a summary of our consolidated cash flows and the ending balance of our cash and cash equivalents:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash and cash equivalents at beginning of period	$59,424	$48,419
Net cash provided by operating activities	17,955	21,079
Net cash used in investing activities	(10,637)	(14,503)
Net cash used in financing activities	(28,774)	(16,548)
Cash and cash equivalents at end of period	$37,968	$38,447

Cash Flows from Operating Activities
Cash provided by operating activities was $18.0 million for the six months ended June 30, 2023 and consisted of a net loss of $125.6 million adjusted for certain non-cash items and changes in certain operating assets and liabilities. The primary non-cash charges included in the net loss are $58.0 million of depreciation and amortization, $53.5 million of impairment charges and $28.0 million of non-cash interest expense. Changes in operating assets and liabilities provided $2.8 million of operating cash driven primarily by a $6.2 million increase in accounts payable and other liabilities, partially offset by a $2.3 million increase in accounts receivable and $1.2 million increase in prepaid expenses and other assets.
Cash Flows from Investing Activities
During the six months ended June 30, 2023, cash used in investing activities was $10.6 million, a decrease of $3.9 million from the comparable period in 2022. Purchases of property and equipment during the six months ended June 30, 2023 were $11.5 million, a decrease of $4.0 million from the comparable period in 2022.
Cash Flows from Financing Activities
During the six months ended June 30, 2023, cash used in financing activities was $28.8 million compared to cash used in financing activities of $16.5 million during the six months ended June 30, 2022. Financing activities during the six months ended June 30, 2023 included $14.0 million of proceeds from our revolving facility and $1.7 million of proceeds from long-term debt, offset by payments on our revolving facility of $14.0 million, distributions paid to noncontrolling and redeemable noncontrolling interests of $16.0 million, principal payments on long-term debt of $10.6 million, and principal payments on finance leases of $3.9 million. Financing activities during the six months ended June 30, 2022 was composed primarily of $20.0 million of proceeds from our revolving facility and $10.3 million of proceeds from long-term debt, offset by payments on our revolving facility of $20.0 million, distributions paid to noncontrolling and redeemable noncontrolling interests of $14.1 million, principal payments on long-term debt of $8.4 million, and principal payments on finance leases of $4.3 million.
Liquidity Outlook
Cash and cash equivalents were $38.0 million as of June 30, 2023. In addition, we have a revolving credit facility under which we may borrow up to $55.0 million for working capital and other general corporate purposes. As of June 30, 2023, there were no borrowings outstanding under the revolving credit facility. We believe that our existing cash, cash equivalents and expected future cash flow from operations will provide sufficient funds to finance our operations for at least the next twelve months.
The Company is currently in the process of evaluating options relating to the restructuring of its current debt instruments being the 2025 Senior Notes, the 2028 Senior Notes, the Subordinated Notes and the revolving facility, and incurred $1.9 million of capital structure initiatives costs during the three months ended June 30, 2023. In furtherance of its capital structure initiatives, the Company's Board of Directors has formed a Special Committee to explore strategic initiatives related to its capital structure. The Special Committee is diligently evaluating potential solutions. There can be no assurance that the Special Committee's review process will result in any transaction or other alternative and there is no set timetable for the strategic review process.
Considering the Company’s recent underperformance relative to its operating plan, the Company is evaluating options to improve cash flow and provide increased flexibility in order to meet its obligations and execute on its strategy. Cash interest (as opposed to PIK interest) becomes payable on the Subordinated Notes on and after September 1, 2023 with the first cash interest payment due on September 29, 2023. If we do not pay the cash interest payment when due under the Subordinated Notes, a trigger event (not an event of default) results and the cash interest rate under the Subordinated Notes increases by 200 basis points, which is an increase of the cash interest rate from 11% to 13%, until that trigger event is cured by us or waived by the lender. The Company will continue to evaluate its cash position, operating performance, and other considerations as part of its decision as to whether cash interest will be paid when due. If cash interest is not paid when due, such action will result in an increase of the interest rate under the Subordinated Notes until cured or unless waived by the lender. The Company may be required to obtain a waiver or take other actions as it deems necessary in connection with a failure to pay cash interest on the Subordinated Notes when due.
Other available actions to improve liquidity include, but are not limited to, accelerating cost reduction initiatives, reassessing discretionary capital expenditures, renegotiating payment terms with vendors and sale of non-core assets. The Company’s operating plan anticipates that it will generate sufficient cash flow from operations and has other available resources to meet its obligations as they come due over the next twelve months. However, the Company cannot provide assurance that its operating plan will be achieved. If the Company is unsuccessful in achieving its plan, there is a risk that actual results will differ from anticipated results.
It is possible that we may need to supplement our existing sources of liquidity to finance our activities beyond the next twelve months and there can be no assurance that sources of liquidity will be available to us at that time or if available will be on commercially reasonable terms.
We may also have access to an additional $349.6 million of debt financing through August 2024 to finance growth and acquisitions, provided certain conditions are met and the lender provides their consent.
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
Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies and estimates during the six-month period ended June 30, 2023 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On December 20, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims relating to the restatement of the Company’s financial statements that were filed in 2021. On February 17, 2023, the plaintiff delivered a motion record for certification and for leave to commence action under Part XXIII.1 of the Securities Act (Ontario). The Company plans to defend the claim and the motion.
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

Risks Relating to our Capital Structure

The Company may be delisted from Nasdaq, further increasing the cost of capital and jeopardizing the Company’s ability to refinance existing indebtedness.

On April 19, 2023, the Company received a written notification (the “Notice”) from Nasdaq’s Listing Qualifications Department notifying the Company that the closing bid price for its Common Stock had been below $1.00 for 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the listing of the Company’s Common Stock on the Nasdaq Capital Market. Under the Nasdaq Listing Rules, the Company must maintain a closing bid price for its Common Stock of at least $1.00 for a minimum of ten consecutive business days prior to the end of the 180 calendar day period starting from the date of the Notice to regain compliance with the Bid Price Requirement. Accordingly, the Company has until October 16, 2023 to regain compliance with the Bid Price Requirement. A delisting of our Common Stock is likely to reduce the liquidity of the Common Stock and may inhibit or preclude the Company’s ability to raise additional financing and may also materially and adversely impact the Company’s credit terms with its vendors.

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

The Company may incur additional costs including increasing the cost of capital in connection with its capital structure initiatives or failure to pay cash interest on its Subordinated Notes.

The Company is currently in the process of evaluating options relating to the restructuring of its current debt instruments being the 2025 Senior Notes, the 2028 Senior Notes, the Subordinated Notes and the revolving facility, and incurred $1.9 million of capital structure initiatives costs during the three months ended June 30, 2023. In furtherance of its capital structure initiatives, the Company's Board of Directors has formed a Special Committee to explore strategic initiatives related to its capital structure. The Special Committee is diligently evaluating potential solutions. There can be no assurance that the Special Committee's review process will result in any transaction or other alternative and there is no set timetable for the strategic review process.

The Company may incur additional costs including an increase in its cost of capital in connection with its capital structure initiatives. In addition, cash interest (as opposed to PIK interest) becomes payable on the Subordinated Notes on and after September 1, 2023 with the first cash interest payment due on September 29, 2023. If we do not pay the cash interest payment when due under the Subordinated Notes, then it results in a trigger event and the cash interest rate under the Subordinated Notes increases by 200 basis points, which is an increase of the cash interest rate from 11% to 13%, until that trigger event is cured by us or waived by the lender. There can be no assurance whether cash interest will be paid when due under the Subordinated Notes and such failure will result in an increase of the interest rate under the Subordinated Notes until cured or unless waived. The Company may be required to obtain a waiver or take other actions as it deems necessary (including termination of its revolving facility) in connection with any failure to pay cash interest on the Subordinated Notes when due.

Risks Related to Accounting Matters

We have recorded goodwill impairment charges in the past and may be required to record additional impairment charges if our goodwill becomes further impaired or our intangible assets become impaired.

We are required under generally accepted accounting principles to review our goodwill and definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill must be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our reporting units and intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. We have recorded an impairment charge of $53.5 million related to goodwill for the Radiology reporting unit, which was recorded in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023. We may be required to record additional impairment charges during any period in which a further impairment of our goodwill or other intangible assets is recognized.

Further declines in our market capitalization increase the risk that we may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of our goodwill based on the quantitative assessment performed and adversely affect our results of operations. Additionally, an impairment charge may adversely influence our ability to raise capital in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Offer Letter by and among the Company and Krishna Kumar, dated June 9, 2023 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on June 15, 2023).

10.2	Amended and Restated Stock Option Plan.

10.3	Amended and Restated Restricted Share Unit Plan.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKUMIN INC.

By:	/s/ Riadh Zine
Riadh Zine Chairman, Chief Executive Officer and Director
Date: August 9, 2023