Form 10-Q
period 2023-09-30
AKUMIN INC.
filed 2023-12-12
CIK 1776197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AKUMQ*	OTC Pink Open Market*
Common Stock, $0.01 par value per share	AKU	The Toronto Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of December 4, 2023, there were 91,173,491 shares of common stock outstanding.
* On November 20, 2023, the Nasdaq Stock Market LLC (“Nasdaq”) filed a Form 25-NSE with the U.S. Securities and Exchange Commission to delist the common stock of Akumin Inc. (the “Company”) from Nasdaq. The delisting was effective on November 30, 2023, 10 days after the filing date of the Form 25-NSE. The Company’s common stock has commenced trading on the OTC Pink Open Market under the symbol “AKUMQ”.

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
•the ransomware incident reported in the Company’s Current Reports on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 16, 2023, October 20, 2023 and November 2, 2023 (the “Ransomware Incident”), and the extent of the exposure of confidential information that may be uncovered during the Company’s review of the Ransomware Incident;
•the outcome of litigation and payment obligations in respect of prior settlements;
•competition;
•acquisitions and divestitures of businesses;
•potential synergies from acquisitions;
•non-wholly owned and other business arrangements;
•access to capital and the terms relating thereto;
•technological changes in our industry;
•successful execution of internal plans;
•compliance with our debt covenants;
•the outcome of the Company’s Restructuring (as defined below) in connection with the Chapter 11 Cases (as defined below) that are before the Bankruptcy Court (as defined below);
•the timing of the completion of the transactions contemplated by the Prepackaged Plan (as defined below) filed with the Bankruptcy Court by the Debtors (as defined below) on October 22, 2023;
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
•our ability to service and/or perform our obligations under existing debt;
•our ability to consummate the transactions contemplated by the Prepackaged Plan and emerge from the Chapter 11 Cases;
•operational results and developments in connection with our businesses that deviate from the assumptions and analyses utilized in formulating the Prepackaged Plan;

•deviations from the forecasts and financial projections that underly the Restructuring contemplated by the Prepackaged Plan;
•any other uncertainties regarding the Chapter 11 Cases;
•the potential termination of the RSA (as defined below) by any of the Consenting Stakeholders (as defined below) that may adversely affect the Company’s ability to complete the transactions contemplated by the Prepackaged Plan;
•the potential adverse effects of the rating actions by S&P and Moody’s on the Company’s liquidity or results of operations;
•the Company’s ability to assess and fully remedy the Ransomware Incident reported in the Company’s Current Reports on Form 8-K filed with the SEC on October 16, 2023, October 20, 2023 and November 2, 2023;
•the compromise or improper use of sensitive, proprietary, confidential financial, or personal data or information due to the Ransomware Incident, resulting in negative consequences such as fines, penalties, or loss of reputation, competitiveness or customers;
•incremental expenses associated with the Company’s on-going assessment of the Ransomware Incident;
•the nature and scope of any claims, litigation or regulatory proceedings that may be brought against the Company or other affected parties as a result of the Ransomware Incident;
•the availability of insurance coverage for the costs associated with the Ransomware Incident;
•the Company’s ability to fully service customers following the Ransomware Incident;
•the length and scope of further disruptions to the Company’s business operations caused by the Ransomware Incident;
•other legal, reputational and financial risks resulting from this or other ransomware incidents and the potential impact of this incident on the Company’s revenues, operating expenses, and operating results;
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
•financial market volatility and declines in financial market prices of equity securities;
•the impact on the liquidity of the Company’s Common Stock, $0.01 par value per share (the “Common Stock”) following the delisting of the Common Stock from the Nasdaq Stock Market LLC (“Nasdaq”);
•the impact on the perception of the Company’s financial condition and its business given that the Common Stock is no longer listed on a national securities exchange registered with the SEC under Section 6 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and can only be quoted and traded in the United States in the over-the-counter market for unlisted securities;
•the impact on the liquidity of the Common Stock in the event of a suspension of the Common Stock from trading on the Toronto Stock Exchange; and
•the impact of global events, including the ongoing Russian-Ukrainian conflict, on our business and the actions we may take in response thereto.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
AKUMIN INC.

AKUMIN INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$31,641	$59,424
Accounts receivable	118,100	114,166
Prepaid expenses	14,631	8,003
Other current assets	9,829	10,352
Total current assets	174,201	191,945
Property and equipment, net	191,968	221,214
Operating lease right-of-use assets	162,761	166,823
Goodwill	673,328	769,110
Other intangible assets, net	366,088	392,095
Other assets	22,484	23,928
Total assets	$1,590,830	$1,765,115
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Current liabilities:
Accounts payable	$57,061	$36,618
Current portion of long-term debt	1,274,780	19,961
Current portion of obligations under finance leases	8,298	7,800
Current portion of obligations under operating leases	16,073	17,223
Accrued liabilities	94,077	86,916
Total current liabilities	1,450,289	168,518
Long-term debt, net of current portion	40,267	1,254,652
Obligations under finance leases, net of current portion	13,531	19,505
Obligations under operating leases, net of current portion	157,760	160,475
Other liabilities	19,112	20,674
Total liabilities	1,680,959	1,623,824
Redeemable noncontrolling interests	24,549	30,337
Stockholders’ deficit:
Preferred stock, $0.01 par value; 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 91,173,491 shares issued and outstanding at September 30, 2023; 89,811,513 shares issued and outstanding at December 31, 2022	912	898
Additional paid-in capital	232,345	231,014
Accumulated other comprehensive income	2	73
Accumulated deficit	(494,370)	(280,185)
Total stockholders’ deficit	(261,111)	(48,200)
Noncontrolling interests	146,433	159,154
Total (deficit) equity	(114,678)	110,954
Total liabilities, redeemable noncontrolling interests and equity	$1,590,830	$1,765,115
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited; in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$180,624	$186,605	$553,056	$564,996
Operating expenses:
Cost of operations, excluding depreciation and amortization	158,047	151,230	472,949	462,784
Depreciation and amortization	20,942	25,079	78,950	75,010
Impairment charges	42,041	20,369	95,501	20,702
Restructuring charges	23	4,042	6,703	11,366
Severance and related costs	538	2,485	511	10,282
Settlements, recoveries and related costs	1,561	(576)	3,474	101
Other operating income, net	(347)	(7,574)	(621)	(7,328)
Total operating expenses	222,805	195,055	657,467	572,917
Loss from operations	(42,181)	(8,450)	(104,411)	(7,921)
Other expense (income):
Interest expense	33,872	29,679	95,733	87,650
Other non-operating expense (income), net	7,522	(422)	9,736	(2,433)
Total other expense, net	41,394	29,257	105,469	85,217
Loss before income taxes	(83,575)	(37,707)	(209,880)	(93,138)
Income tax expense (benefit)	(80)	12,038	(784)	9,118
Net loss	(83,495)	(49,745)	(209,096)	(102,256)
Less: Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	(1,110)	4,126	5,089	12,895
Net loss attributable to common stockholders	$(82,385)	$(53,871)	$(214,185)	$(115,151)
Comprehensive loss, net of taxes:
Net loss	$(83,495)	$(49,745)	$(209,096)	$(102,256)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions, net of taxes	(8)	11	(29)	47
Reclassification adjustment for gains (losses) included in net loss, net of taxes	(14)	(4)	(42)	22
Other comprehensive income (loss)	(22)	7	(71)	69
Comprehensive loss, net of taxes	(83,517)	(49,738)	(209,167)	(102,187)
Less: Comprehensive income (loss) attributable to noncontrolling and redeemable noncontrolling interests	(1,110)	4,126	5,089	12,895
Comprehensive loss attributable to common stockholders	$(82,407)	$(53,864)	$(214,256)	$(115,082)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.90)	$(0.60)	$(2.37)	$(1.29)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, June 30, 2022	89,516,513	$895	$229,519	$80	$(184,704)	$45,790	$174,702	$220,492
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	—	(53,871)	(53,871)	3,758	(50,113)
Settlement of restricted share units	145,000	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	556	—	—	556	—	556
Other comprehensive income	—	—	—	7	—	7	—	7
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(5,739)	(5,739)
Purchase accounting adjustments	—	—	—	—	—	—	(2,454)	(2,454)
Balance, September 30, 2022	89,661,513	$897	$230,073	$87	$(238,575)	$(7,518)	$170,267	$162,749

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount
Balance, June 30, 2023	90,998,491	$910	$231,842	$24	$(411,985)	$(179,209)	$152,965	$(26,244)
Net income (loss), net of the net loss attributable to redeemable noncontrolling interests	—	—	—	—	(82,385)	(82,385)	10	(82,375)
Settlement of restricted share units	175,000	2	(2)	—	—	—	—	—
Stock-based compensation	—	—	505	—	—	505	—	505
Other comprehensive loss	—	—	—	(22)	—	(22)	—	(22)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(6,542)	(6,542)
Balance, September 30, 2023	91,173,491	$912	$232,345	$2	$(494,370)	$(261,111)	$146,433	$(114,678)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2021	89,026,997	$890	$227,705	$18	$(123,424)	$105,189	$178,490	$283,679
Net income (loss), net of the net income attributable to redeemable noncontrolling interests	—	—	—	—	(115,151)	(115,151)	11,413	(103,738)
Settlement of restricted share units	634,516	7	(7)	—	—	—	—	—
Stock-based compensation	—	—	2,375	—	—	2,375	—	2,375
Other comprehensive income	—	—	—	69	—	69	—	69
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(17,343)	(17,343)
Purchase accounting adjustments	—	—	—	—	—	—	(2,293)	(2,293)
Balance, September 30, 2022	89,661,513	$897	$230,073	$87	$(238,575)	$(7,518)	$170,267	$162,749

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Equity (Deficit)
	Shares	Amount
Balance, December 31, 2022	89,811,513	$898	$231,014	$73	$(280,185)	$(48,200)	$159,154	$110,954
Net income (loss), net of the net loss attributable to redeemable noncontrolling interests	—	—	—	—	(214,185)	(214,185)	5,598	(208,587)
Settlement of restricted share units	1,361,978	14	(14)	—	—	—	—	—
Stock-based compensation	—	—	1,345	—	—	1,345	—	1,345
Other comprehensive loss	—	—	—	(71)	—	(71)	—	(71)
Distributions paid to noncontrolling interests	—	—	—	—	—	—	(18,319)	(18,319)
Balance, September 30, 2023	91,173,491	$912	$232,345	$2	$(494,370)	$(261,111)	$146,433	$(114,678)
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(209,096)	$(102,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,950	75,010
Impairment charges	95,501	20,702
Stock-based compensation	1,345	2,375
Non-cash interest expense	37,739	37,509
Amortization of deferred financing costs and accretion of discount/premium on long-term debt	2,705	71
Deferred income taxes	(953)	9,012
Distributions from unconsolidated investees	431	1,157
Earnings from unconsolidated investees	(414)	(738)
Loss (gain) on sale of accounts receivable	1,046	(7,603)
Other non-cash items, net	(729)	(247)
Changes in operating assets and liabilities:
Accounts receivable	(4,084)	15,923
Prepaid expenses and other assets	(2,516)	(1,967)
Accounts payable and other liabilities	17,167	7,388
Operating lease liabilities and right-of-use assets	302	(400)
Net cash provided by operating activities	17,394	55,936
Investing activities:
Purchases of property and equipment	(19,493)	(32,765)
Other investing activities	1,900	1,139
Net cash used in investing activities	$(17,593)	$(31,626)

See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Financing activities:
Proceeds from revolving loan	$40,000	$29,000
Principal payments on revolving loan	(24,000)	(29,000)
Proceeds from long-term debt	1,706	25,892
Principal payments on long-term debt	(15,757)	(12,267)
Principal payments on finance leases	(5,935)	(6,130)
Contributions received from redeemable noncontrolling interests	721	—
Distributions paid to noncontrolling and redeemable noncontrolling interests	(24,319)	(20,868)
Net cash used in financing activities	(27,584)	(13,373)
Net (decrease) increase in cash and cash equivalents	(27,783)	10,937
Cash and cash equivalents, beginning of period	59,424	48,419
Cash and cash equivalents, end of period	$31,641	$59,356
Supplemental disclosure of cash flow information:
Interest paid	$50,368	$47,774
Income taxes paid, net of refunds	853	506
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases in accounts payable and accrued liabilities	7,446	4,414
Derecognition of operating lease right-of-use assets and lease liabilities associated with lease terminations	4,737	6,561
Equipment acquired in exchange for finance lease obligations	460	4,197
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	14,763	1,159
See accompanying notes to the condensed consolidated financial statements.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Akumin Inc. (together with its subsidiaries, the “Company” or “Akumin”) and do not include all of the information and disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, all normal recurring accruals and adjustments considered necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2022.
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
Going Concern

As of the date the accompanying unaudited condensed consolidated financial statements were issued, management evaluated the significance of the following adverse conditions in accordance with ASC 205-40, Going Concern.

As disclosed in Note 20, Subsequent Events, on October 20, 2023, the Company entered into a Restructuring Support Agreement (including all exhibits thereto, collectively, the “RSA”) with the other Company Parties (as defined below) and certain Consenting Stakeholders. Under the terms of the RSA, the Company (together with its debtor affiliates, the "Debtors") and certain Consenting Stakeholders agreed to the terms of a restructuring of the Company (the “Restructuring”) pursuant to the terms set forth in the Joint Prepackaged Chapter 11 Plan of Reorganization of the Debtors (as amended, supplemented or otherwise modified from time to time, the “Prepackaged Plan”). In connection therewith, on October 22, 2023, the Debtors filed voluntary petitions under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), thereby commencing chapter 11 cases for the Debtors (the “Chapter 11 Cases”).

In the Chapter 11 Cases, on October 22, 2023, the Debtors filed with the Bankruptcy Court a variety of “first day” relief motions to ensure their ability to continue operating in the ordinary course, including authority to pay employee wages and benefits, taxes, and insurance in the ordinary course of business. On October 23, 2023, the Bankruptcy Court granted these motions, allowing the Debtors to continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Based on, among other things, (1) the DIP Financing (as defined below), (2) the confirmation of the Prepackaged Plan on November 30, 2023, and (3) management’s expectation that the Restructuring will be consummated in the first quarter of 2024, management contemplates that the Company will be able to settle liabilities and commitments in the normal course of business for twelve months following the issuance date of the accompanying unaudited condensed consolidated financial statements. Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern.

The filing of the Chapter 11 Cases constituted an event of default under Akumin’s 2025 Senior Notes and 2028 Senior Notes, the Revolving Facility, and the Subordinated Notes (each as defined below in Note 20), for which enforcement of any remedies by the Debtors’ creditors have been automatically stayed as a result of the pendency of the Chapter 11 Cases. However, management can provide no assurance that the Debtors’ creditors will ultimately not be able to exercise their remedies, which may include, among others, the cessation of the Debtors’ operations and liquidation of

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
their assets. While management believes the Restructuring will position the Company for sustainable growth opportunities upon its emergence from the Chapter 11 Cases and enable the Company to continue to operate as a viable going concern, due to the event of default under the Company’s Debt Instruments (as defined below) and to other risks and uncertainties associated with the Chapter 11 Cases, management can provide no assurance that the Restructuring will be successfully completed under the terms set forth in the Prepackaged Plan, or at all. The risks and uncertainties associated with the Chapter 11 Cases include, but are not limited to: (a) the risk that the Prepackaged Plan may never become effective, (b) the risk that the RSA may be terminated by one or more of the parties thereto, and (c) the risk that the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Debtors.

Based on the consideration of the risks and uncertainties associated with the Chapter 11 Cases and of the events of default under the Company’s Debt Instruments, management has concluded that there is a substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issuance of the accompanying unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to implement the Restructuring, to successfully emerge from the Chapter 11 Cases, and to generate sufficient liquidity following the Restructuring to meet its obligations and operating needs as they arise.
2. New Accounting Standards
Recently Adopted Accounting Standards
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to assess credit loss estimates. This ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2022. The Company is considered an Emerging Growth Company as classified by the U.S. Securities and Exchange Commission (the "SEC"), which gave the Company relief in the timing of implementation of this standard by allowing the private company timing for adoption. The Company adopted this standard on January 1, 2023 using the modified retrospective approach and it did not have a material impact on the Company's condensed consolidated financial statements, resulting in no adjustments to prior year earnings.
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
September 30, 2023
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
As a result of the financial relationship established between the Company and certain entities (the “Revenue Practices”) through respective management service agreements, the Revenue Practices individually qualify as VIEs as the Company, which provides them non-medical, technical and administrative services, has the power to direct their respective activities and the obligation to absorb their gains and losses. As a result, the Company is considered the primary beneficiary of the Revenue Practices, and accordingly, the assets and liabilities and revenues and expenses of the Revenue Practices are included in the condensed consolidated financial statements. The following information excludes any intercompany transactions and costs allocated by the Company to the Revenue Practices. As of September 30, 2023 and December 31, 2022, the Revenue Practices’ assets included in the Company’s condensed consolidated balance sheets were $44.1 million and $36.0 million, respectively, and liabilities included in the Company’s condensed consolidated balance sheets were $1.7 million and $1.4 million, respectively. The assets of the Revenue Practices can only be used to settle their obligations. During the nine months ended September 30, 2023 and 2022, the Revenue Practices’ revenues were $129.0 million and $137.2 million, respectively, and the net cash provided by operating activities was $114.9 million and $161.0 million, respectively.
4. Property and Equipment
Property and equipment consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Medical equipment	$258,224	$244,517
Leasehold improvements	41,852	43,382
Equipment under finance leases	45,348	44,845
Office and computer equipment	18,721	17,742
Transportation and service equipment	11,452	11,672
Furniture and fixtures	3,298	3,362
Construction in progress	7,605	4,636
	386,500	370,156
Less accumulated depreciation	194,532	148,942
	$191,968	$221,214
Depreciation expense was $16.4 million and $19.5 million for the three months ended September 30, 2023 and 2022, respectively, and $52.9 million and $59.4 million for the nine months ended September 30, 2023 and 2022, respectively.
As of September 30, 2023 and December 31, 2022, the equipment under finance leases had a net book value of $23.8 million and $26.3 million, respectively.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
5. Goodwill
Changes in the carrying amount of goodwill are as follows:

(in thousands)	Radiology	Oncology	Total
Balance, December 31, 2022	$682,725	$86,385	$769,110
Impairment	(84,129)	(11,000)	(95,129)
Goodwill written off in connection with site closures	—	(653)	(653)
Balance, September 30, 2023	$598,596	$74,732	$673,328
The Company tests its goodwill and indefinite-lived intangible assets annually or more frequently depending on certain impairment indicators. Such indicators include a significant decline in expected future cash flows due to changes in company-specific factors or the broader business climate.
During the three months ended September 30, 2023, the Company determined that potential indicators of impairment existed and thus performed a quantitative test for impairment at the reporting unit level as of September 30, 2023. In connection with the impairment tests for both the Radiology and Oncology reporting units, the Company concluded that the reporting units' carrying values exceeded their estimated fair values based on management's assessment of the outlook and long-term business plans for the divisions. Consequently, the Company recorded impairment charges of $30.6 million and $11.0 million related to the Radiology and Oncology reporting units, respectively. These charges were recorded in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.
During the three months ended June 30, 2023, the Company recorded a goodwill impairment charge of $53.5 million related to the Radiology reporting unit, as its carrying value exceeded its estimated fair value based on management's assessment of the outlook and long-term business plans for the division. The impairment charge is included in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.
In estimating fair values, the Company gave equal weight to an income approach (the DCF method) and a market approach (the GPC method). Specifically, the Company utilized the following Level 3 estimates and assumptions in its analyses during the three and nine months ended September 30, 2023:

Discount rate	9.5% to 10.5%
Perpetual growth rate	3.0%
Tax rate	26.0%
Risk-free interest rate	3.5% to 4.9%
Revenue multiple	1.7 to 2.2
EBITDA multiple	7.5 to 11.0
Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the Company's impairment tests.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
6. Other Intangible Assets
Other intangible assets consist of the following:

(dollars in thousands)	Weighted Average Useful Life (in years)	September 30, 2023			December 31, 2022
		Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
Finite-lived intangible assets:
Customer contracts	20	$250,733	$(26,206)	$224,527	$263,388	$(17,588)	$245,800
Trade names	18	76,391	(14,479)	61,912	77,135	(11,063)	66,072
Management agreements	17	10,200	(1,250)	8,950	10,200	(800)	9,400
Other	5	5,739	(4,598)	1,141	5,719	(4,454)	1,265
Total		$343,063	$(46,533)	296,530	$356,442	$(33,905)	322,537
Certificates of Need				69,558			69,558
Total other intangible assets				$366,088			$392,095
The Company performs an impairment test when indicators of impairment are present. As of September 30, 2023, there were no indications of impairment of the Company's other intangible assets balances.
The aggregate amortization expense for the Company’s finite-lived intangible assets was $4.5 million and $5.6 million for the three months ended September 30, 2023 and 2022, respectively, and $26.1 million and $15.6 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for the nine months ended September 30, 2023 includes $12.1 million of accelerated amortization related to the closure of two sites in the Oncology segment.
7. Debt
Debt consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
2028 Senior Notes	$375,000	$375,000
2025 Senior Notes	475,000	475,000
Subordinated Notes	461,042	423,303
Equipment Debt	58,703	72,754
Revolving Facility	16,000	—
	1,385,745	1,346,057
Debt discount/premium and deferred issuance costs	(70,698)	(71,444)
	1,315,047	1,274,613
Less current portion	1,274,780	19,961
Long-term debt, net of current portion	$40,267	$1,254,652

During the nine months ended September 30, 2023, the Company elected to pay interest in-kind on the Subordinated Notes pursuant to the original agreement and, accordingly, $37.7 million of accrued interest was added to the principal balance of the Subordinated Notes. On September 29, 2023, Akumin Operating Corp., a wholly owned indirect subsidiary of the Company, and Stonepeak entered into a Temporary Waiver Agreement in connection with the Subordinated Notes.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
The Temporary Waiver Agreement, as amended by the First Amendment to Temporary Waiver Agreement, dated October 16, 2023, and as further amended on October 20, 2023, extended to October 23, 2023 the due date for the payment to Stonepeak of $3.9 million in cash interest which became due under the Subordinated Notes on September 29, 2023 and provided that no trigger event occurred upon the Company’s failure to pay Stonepeak $3.9 million in cash interest on September 29, 2023.
Certain of the debt obligations are subject to covenants with which the Company must comply on a quarterly or annual basis. The Company was in compliance with, or had received waivers for, all such covenants as of September 30, 2023.
As disclosed in Note 20, Subsequent Events, the Company commenced the Chapter 11 Cases on October 22, 2023. The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under the 2028 Senior Notes, 2025 Senior Notes, Subordinated Notes and Revolving Facility. Accordingly, all long-term debt associated with these obligations was classified as current on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2023. However, any efforts to enforce payment obligations under the debt instruments are automatically stayed as a result of the Chapter 11 proceedings. See Note 20, Subsequent Events, for further information.
8. Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued compensation and related expenses	$17,621	$25,655
Accrued interest expense	23,091	18,183
Other	53,365	43,078
	$94,077	$86,916
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
As of September 30, 2023, the Company holds redeemable noncontrolling interests of $24.5 million, which are not currently redeemable or probable of becoming redeemable. The redemption of these noncontrolling interests is not solely within the Company’s control, therefore, they are presented in the temporary equity section of the Company’s condensed consolidated balance sheets. The Company does not believe it is probable the redemption features related to these noncontrolling interests will be triggered as the triggering events are generally not probable until they occur. As such, these noncontrolling interests have not been remeasured to redemption value.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
The following is a rollforward of the activity in the redeemable noncontrolling interests for the nine months ended September 30, 2023:

(in thousands)
Balance, December 31, 2022	$30,337
Net loss attributable to redeemable noncontrolling interests	(509)
Contributions received from redeemable noncontrolling interests	721
Distributions paid to redeemable noncontrolling interests	(6,000)
Balance, September 30, 2023	$24,549
10. Financial Instruments
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following table summarizes the valuation of the Company’s financial instruments that are reported at fair value on a recurring basis:

	Fair Value as of September 30, 2023				Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Current and long-term assets:
Interest rate and fuel option contracts	$—	$110	$—	$110	$—	$52	$—	$52
Long-term liabilities:
Derivative in subordinated notes	$—	$—	$5,710	$5,710	$—	$—	$6,132	$6,132
The derivative in Subordinated Notes relates to the Change of Control Redemption Election included in the Subordinated Notes (see Note 7). The fair value of the Change of Control Redemption Election liability was determined using a probability weighted scenario analysis regarding a potential change of control during the seven years from initiation date. The estimated fair values of the Change of Control Redemption Election as of September 30, 2023 and December 31, 2022 use unobservable inputs for probability weighted time until an exit event of 3.1 years and 3.5 years, respectively, and an exit event probability weighting of 20.9% and 22.9%, respectively.
The following is a reconciliation of the opening and closing balances for the derivative in Subordinated Notes liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023:

(in thousands)
Balance, December 31, 2022	$6,132
Change in fair value	(422)
Balance, September 30, 2023	$5,710
The decrease in the fair value of the derivative in Subordinated Notes liability was recorded as a gain and included in other non-operating expense (income), net in the Company's condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.
The Company’s interest rate contracts are primarily pay-fixed, receive-variable interest rate swaps related to certain of the Company’s equipment debt. The amount that the Company expects to reclassify from accumulated other

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
comprehensive income to interest expense over the next twelve months is immaterial. During the second quarter of 2023, the Company entered into a fuel call option contract to hedge against fluctuations in fuel prices through April 2024.
Assets and Liabilities for which Fair Value is only Disclosed
The estimated fair values of other current and non-current liabilities are as follows:

(in thousands)	September 30, 2023	December 31, 2022
2028 Senior Notes	$257,329	$228,894
2025 Senior Notes	368,445	339,385
Subordinated Notes	339,480	254,951
Equipment Debt	49,154	58,698
Revolving Facility	16,000	—
	$1,030,408	$881,928
As of September 30, 2023 and December 31, 2022, the estimated fair values of the 2028 Senior Notes and 2025 Senior Notes were determined using Level 2 inputs and the estimated fair values of the Subordinated Notes and Equipment Debt were determined using Level 3 inputs.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and the current portion of lease liabilities approximates their fair value given their short-term nature. The carrying value of the non-current portion of lease liabilities approximates their fair value given the difference between the discount rates used to recognize the liabilities in the condensed consolidated balance sheets and the normalized expected market rates of interest is insignificant. The carrying value of the Revolving Facility is equal to its fair value as the Company has the ability to repay the outstanding principal at par value at any time.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
Financial instruments are classified into one of the following categories: amortized cost, fair value through earnings and fair value through other comprehensive income. The following table summarizes information regarding the carrying value of the Company’s financial instruments:

(in thousands)	September 30, 2023	December 31, 2022
Financial assets measured at amortized cost:
Cash and cash equivalents	$31,641	$59,424
Accounts receivable	118,100	114,166
	$149,741	$173,590
Financial liabilities measured at amortized cost:
Accounts payable	$57,061	$36,618
Current portion of long-term debt	1,274,780	19,961
Current portion of leases	24,371	25,023
Non-current portion of long-term debt	40,267	1,254,652
Non-current portion of leases	171,291	179,980
Accrued liabilities	94,077	86,916
	$1,661,847	$1,603,150
Financial assets measured at fair value through earnings:
Fuel option contract	$92	$—
Financial liabilities measured at fair value through earnings:
Derivative in subordinated notes	$5,710	$6,132
Financial assets measured at fair value through other comprehensive income:
Interest rate contracts	$18	$52
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
Interest Rate Risk
Interest rate risk is the risk the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Changes in lending rates can cause fluctuations in interest payments and cash flows. Certain of the Company’s equipment debt arrangements have interest rate swap agreements to hedge the future variable cash interest payments in order to avoid volatility in operating results due to fluctuations in interest rates. As of September 30, 2023 and December 31, 2022, the Company had $0.2 million and $0.4 million, respectively, of variable interest rate equipment debt that is not hedged. In addition, the Company is exposed to variable interest rates related to the Revolving Facility, which had an outstanding balance of $16.0 million and $0 as of September 30, 2023 and December 31, 2022, respectively. The Company’s exposure to interest rate risk from a 1% increase or decrease in the variable interest rates is not material.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
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
Stock-Based Awards
The Company may grant stock-based awards to employees, directors and consultants under the Amended and Restated Restricted Share Unit Plan, adopted as of April 18, 2023 (the “RSU Plan”) and the Amended and Restated Stock Option Plan, adopted as of April 18, 2023 (the “Stock Option Plan” and together with the RSU Plan, the “2023 Stock Plans”). Under the 2023 Stock Plans, the collective maximum number of shares reserved for issuance is equal to 10% of the number of capital shares of the Company that are outstanding from time to time. As of September 30, 2023 and December 31, 2022, shares of common stock reserved for issuance under the 2023 Stock Plans were 9,117,349 and 8,981,151, respectively. The 2023 Stock Plans are administered by the Board of Directors, which has authority to select eligible persons to receive awards and to determine the terms and conditions of the awards.
Restricted Share Units
Restricted share units (“RSUs”) represent a right to receive a share of common stock at a future vesting date with no cash payment from the holder. RSUs granted vest over two years from the date of grant. A summary of RSU activity is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value	Aggregate Fair Value (in thousands)
Outstanding and unvested at December 31, 2022	2,143,601	$1.77
Granted	2,467,213	0.62	$1,530
Vested	(1,361,978)	1.89	$2,581
Cancelled	(57,078)	1.10	$(63)
Outstanding and unvested at September 30, 2023	3,191,758	$0.84	$2,671
Stock Options
Stock options are awarded as consideration in exchange for services rendered to the Company. Stock options granted generally have terms of 7 years, but in no event more than 10 years after the date of grant, and vest over 3 years. A summary of the stock option activity is as follows:

	Number of Options	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	5,348,120	$2.56	3.3	$378
Outstanding at September 30, 2023	5,348,120	$2.56	2.6	$—
Exercisable at September 30, 2023	5,325,020	$2.55	2.6	$—

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
Aggregate intrinsic value for outstanding and exercisable stock options in the table above represents the difference between the closing stock price on September 30, 2023 and the exercise price multiplied by the number of in-the-money options.
No stock options were granted during the nine months ended September 30, 2023.
12. Commitments and Contingencies
Purchase Commitments
The Company has certain binding purchase commitments primarily for the purchase of equipment from various suppliers. As of September 30, 2023, the obligations for these future purchase commitments totaled $32.7 million, of which $9.2 million is expected to be paid during the remaining three months of 2023 and $23.5 million is expected to be paid thereafter.
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
It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made related to these indemnifications have been immaterial. As of September 30, 2023, the Company has determined that no liability is necessary related to these guarantees and indemnities.
Legal Matters

On December 20, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims relating to the restatement of the Company’s financial statements that were filed in 2021. On February 17, 2023, the plaintiff delivered a motion record for certification and for leave to commence action under Part XXIII.1 of the Securities Act (Ontario). The Company plans to defend the claim and the motion. Given the preliminary stages of this matter, the Company is unable to estimate the potential impact of this matter, if any.
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
September 30, 2023
(Unaudited)
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
The following table summarizes the components of the Company’s revenues by payor category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Patient fee payors:
Commercial	$64,748	$66,760	$195,336	$207,470
Medicare	17,980	20,304	59,482	62,478
Medicaid	3,286	3,111	9,947	9,560
Other patient revenue	2,278	3,053	7,602	9,540
	88,292	93,228	272,367	289,048
Hospitals and healthcare providers	90,292	91,092	274,267	269,202
Other revenue	2,040	2,285	6,422	6,746
	$180,624	$186,605	$553,056	$564,996
14. Cost of Operations, excluding Depreciation and Amortization
The following table summarizes the components of the Company’s cost of operations, excluding depreciation and amortization:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Employee compensation	$68,679	$67,278	$208,508	$214,426
Third-party services and professional fees	31,427	30,233	94,347	89,271
Rent and utilities	12,858	12,894	37,979	38,114
Reading fees	11,830	11,379	35,382	34,665
Administrative	11,440	12,473	34,805	35,621
Stock-based compensation	505	556	1,345	2,375
Medical supplies and other	21,308	16,417	60,583	48,312
	$158,047	$151,230	$472,949	$462,784

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
15. Supplemental Statement of Operations Information
Impairment Charges
Impairment charges relate to the following assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Goodwill (Note 5)	$41,669	$20,000	$95,129	$20,000
Property and equipment	372	369	372	702
	$42,041	$20,369	$95,501	$20,702
Restructuring Charges
Restructuring charges consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Transformation costs	$—	$3,363	$6,659	$7,388
Lease termination costs	—	—	7	1,840
Domestication and related costs	—	350	—	1,413
Other	23	329	37	725
	$23	$4,042	$6,703	$11,366
Transformation costs consist of third-party consulting fees associated with a significant project to identify, plan, and implement various business improvement initiatives designed to enhance growth opportunities and improve operations. The consulting agreement provides for fixed fees totaling $12.5 million, milestone fees totaling up to $7.0 million that are earned upon the achievement of certain milestones, and performance fees totaling up to $15.0 million that are earned based on the achievement of certain performance results during the period of the contract. The Company recognizes the fixed fees over the contract period as the services are rendered. Milestone and performance fees that are probable of ultimately being paid (subject to the Company's rights and defenses to dispute such charges) are recognized based on a percentage of achievement of the related milestone or performance result. The project is expected to conclude in 2023. As of September 30, 2023, the accounts payable and accrued liability balance for unpaid transformation consulting costs was $5.6 million and $1.1 million, respectively.
Severance and Related Costs
Severance and related costs represent costs associated with employees whose employment with the Company has been terminated and are generally paid in the year recorded. In connection with certain terminated employees, severance benefits are being paid over periods of 12 to 18 months. As of September 30, 2023, the unpaid balance of severance and related costs totaled $1.0 million, which will be paid during the next twelve months.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)

Other Operating and Non-Operating Expense (Income)
Other operating income, net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Loss (gain) on sale of accounts receivable	$—	$(7,603)	$1,046	$(7,603)
Gain from insurance proceeds	(45)	—	(821)	—
Loss (gain) on disposal of property and equipment, net	(344)	26	(761)	398
Other, net	42	3	(85)	(123)
	$(347)	$(7,574)	$(621)	$(7,328)
Other non-operating expense (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Capital structure initiatives	$7,604	$—	$9,516	$—
Acquisition-related costs	27	99	325	567
Fair value adjustment on derivative in subordinated notes	(121)	(271)	(422)	(1,110)
Earnings from unconsolidated investees	(135)	(250)	(414)	(738)
Other, net	147	—	731	(1,152)
	$7,522	$(422)	$9,736	$(2,433)
Capital structure initiatives represent costs associated with the Company’s initiative to restructure its debt.
16. Investments in Unconsolidated Investees
Effective March 1, 2021, the Company completed a common equity investment in an artificial intelligence business (“AI business”) as part of a private placement offering for $4.6 million. The AI business develops artificial intelligence aided software programs for use in medical businesses, including outpatient imaging services provided by the Company. As a result of the investment, a previous investment in a convertible note instrument issued by the AI business to the Company in May 2020 converted to common equity. The Company’s total common equity investment has a carrying value of $7.9 million as of September 30, 2023 and represents a 34.5% interest in the AI business on a non-diluted basis. In addition, the Company holds share purchase warrants which, subject to the occurrence of certain events and certain assumptions, and the payment of $0.4 million, would entitle the Company to acquire an additional 2.4% ownership interest in the AI business common equity.
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
Both of these investees are accounted for under the equity method because the Company exercises significant influence but does not exercise control over the operations of these investees. The financial position and results of operations of these unconsolidated investees are not material to the Company’s condensed consolidated financial statements.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
17. Income Taxes
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to Canadian tax after the Domestication on September 30, 2022.
The effective tax rate for the three and nine months ended September 30, 2023 differs from the U.S. federal statutory rate of 21.0% primarily due to the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit is recognized.
18. Basic and Diluted Loss per Share
The loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net loss attributable to common stockholders	$(82,385)	$(53,871)	$(214,185)	$(115,151)
Weighted average common shares outstanding:
Basic and diluted	91,044,143	89,540,046	90,460,245	89,378,653
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.90)	$(0.60)	$(2.37)	$(1.29)
Employee stock options, warrants and restricted share units excluded from the computation of diluted per share amounts as their effect would be antidilutive	1,988,559	2,571,041	2,086,216	2,548,000
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
The following table summarizes the Company’s revenues by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Radiology	$153,930	$155,062	$467,622	$471,269
Oncology	26,694	31,543	85,434	93,727
	$180,624	$186,605	$553,056	$564,996
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

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
The following table summarizes the Company’s Adjusted EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA:
Radiology	$18,790	$31,218	$74,565	$95,832
Oncology	7,876	11,048	25,796	31,383
Corporate	(3,184)	(5,745)	(17,211)	(20,494)
	$23,482	$36,521	$83,150	$106,721
A reconciliation of the net loss to total Adjusted EBITDA is shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(83,495)	$(49,745)	$(209,096)	$(102,256)
Interest expense	33,872	29,679	95,733	87,650
Income tax expense (benefit)	(80)	12,038	(784)	9,118
Depreciation and amortization	20,942	25,079	78,950	75,010
Impairment charges	42,041	20,369	95,501	20,702
Restructuring charges	23	4,042	6,703	11,366
Severance and related costs	538	2,485	511	10,282
Settlements, recoveries and related costs	1,561	(576)	3,474	101
Stock-based compensation	505	556	1,345	2,375
Loss (gain) on sale of accounts receivable	—	(7,603)	1,046	(7,603)
Loss (gain) on disposal of property and equipment, net	(344)	26	(761)	398
Capital structure initiatives	7,604	—	9,516	—
Acquisition-related costs	27	99	325	567
Fair value adjustment on derivative	(121)	(271)	(422)	(1,110)
Deferred rent expense	221	325	363	904
Other, net	188	18	746	(783)
Adjusted EBITDA	$23,482	$36,521	$83,150	$106,721
The following table summarizes the Company’s total assets by segment:

(in thousands)	September 30, 2023	December 31, 2022
Identifiable assets:
Radiology	$1,269,014	$1,400,938
Oncology	304,593	346,337
Corporate	17,223	17,840
	$1,590,830	$1,765,115

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
The following table summarizes the Company’s capital expenditures by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Capital expenditures:
Radiology	$6,844	$16,081	$16,711	$29,541
Oncology	1,124	1,207	2,124	3,041
Corporate	65	11	658	183
	$8,033	$17,299	$19,493	$32,765
20. Subsequent Events
Ransomware Incident

On October 11, 2023, the Company identified suspicious activity in its information technology network, which was the result of a ransomware incident (the "Ransomware Incident"). The incident disrupted the Company’s ability to provide services to its business partners starting on October 11, 2023. The Company began restoring services to its oncology, mobile, and fixed radiology units in a rolling fashion beginning on October 12, 2023. As of October 17, 2023, all of the Company's cancer centers had resumed treating patients with pre-defined plans and as of November 10, 2023, the Company had restored the majority of its systems and resumed scheduling patient appointments at most of its locations. While the Company has resumed patient-facing operations, some systems have not yet been restored and remain temporarily unavailable. As a result of the Ransomware Incident, the Company has incurred approximately $6.6 million in costs since October 11, 2023. The full scope of the costs and related financial impacts of this incident to the Company has not yet been determined.

Restructuring Support Agreement

On October 20, 2023, Akumin Inc. entered into the RSA with (i) certain of its affiliates and subsidiaries as set forth in the RSA (together with Akumin Inc., the “Company Parties”); (ii) Stonepeak Magnet Holdings LP (“Stonepeak”); (iii) certain Consenting 2025 Noteholders (as defined in the RSA); (iv) certain Consenting 2028 Noteholders (as defined in the RSA) (together with the Consenting 2025 Noteholders, the “Consenting Noteholders”); (v) certain Consenting RCF Lenders (as defined in the RSA); (vi) certain Consenting Equityholders (as defined in the RSA); (vii) certain Consenting Non-Debtor Hospital Partner Entities (as defined in the RSA); and (viii) certain Consenting Physician-Owned Entities (as defined in the RSA, and collectively with Stonepeak, the Consenting Noteholders, the Consenting RCF Lenders, the Consenting Equityholders and the Consenting Non-Debtor Partner Entities, the “Consenting Stakeholders”). Although the Company intends to pursue the Restructuring in accordance with the terms set forth in the RSA, there can be no assurance that the Company will be successful in completing the transactions contemplated by the RSA, whether on the same or different terms than those provided in the RSA and the Prepackaged Plan.

As set forth in the RSA, the Company and the Consenting Stakeholders have agreed to the principal terms of the Restructuring through the Prepackaged Plan. The transactions contemplated by the RSA include, among other things, (i) the cancellation of the 2025 Senior Notes and the issuance of the New 2027 Notes (as defined in the RSA) to holders of the 2025 Senior Notes to the extent such 2025 Senior Notes are not repurchased in the Reverse Dutch Election Opportunity (as defined and described below); (ii) the cancellation of the 2028 Senior Notes and the issuance of the New 2028 Notes (as defined in the RSA) to holders of the 2028 Senior Notes to the extent the 2028 Senior Notes are not repurchased in the Reverse Dutch Election Opportunity; (iii) the cancellation of the Revolving Facility in exchange for the New RCF Exit Facility (as defined in the RSA); (iv) a capital investment by Stonepeak (in such capacity, the “Consenting Investor”) in the Company in the aggregate amount of $130 million (the “Consenting Investor Direct Investment”); and (v) a payment to all holders of Existing Common Stock Interests (as defined in the Prepackaged Plan) (other than the Consenting Investor) in an aggregate amount of $25 million in cash and certain contingent value rights (the “CVRs”). Additionally, $60 million of the Consenting Investor Direct Investment shall be made available for a Reverse Dutch Election Opportunity, pursuant to

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
which holders of the 2025 Senior Notes and the 2028 Senior Notes shall have the opportunity to receive cash in lieu of the New 2027 Notes and/or New 2028 Notes, as applicable, on the terms set forth in the Prepackaged Plan. Further, in connection with the Restructuring, Stonepeak shall receive 100% of the common stock of the Reorganized Parent (as defined below) pursuant to the Prepackaged Plan upon emergence from the Chapter 11 Cases.

The RSA may be mutually terminated by Stonepeak, the Required Consenting Noteholders (as defined in the RSA), and each Company Party. If not terminated earlier, the RSA will automatically terminate after the effective date of the Prepackaged Plan (the “Effective Date”). Moreover, Stonepeak, the Consenting Noteholders, the Consenting RCF Lenders, the Consenting Equityholders, the Consenting Physician-Owned Entities, the Company Parties and the Consenting Non-Debtor Hospital Partner Entities each have termination rights if certain conditions, including milestones set forth in the RSA, as applicable, are not met.

Voluntary Petition for Bankruptcy

On October 22, 2023, the Debtors filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court to implement the Restructuring pursuant to the Prepackaged Plan. On October 21, 2023, the Debtors commenced solicitation of the Prepackaged Plan to creditors entitled to vote, including mailing certain bankruptcy disclosures related thereto (the “Disclosure Statement”). The Chapter 11 Cases have been jointly administered by the Bankruptcy Court under the case caption, In re Akumin Inc., et al. (Case No. 23-90827).

In the Chapter 11 Cases, on October 22, 2023, the Debtors filed with the Bankruptcy Court a variety of “first day” relief motions to ensure their ability to continue operating in the ordinary course, including authority to pay employee wages and benefits, taxes, and insurance in the ordinary course of business. On October 23, 2023, the Bankruptcy Court granted these motions, allowing the Debtors to continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, and as discussed below, on October 23, 2023, the Bankruptcy Court approved interim relief for the Debtors’ DIP Facility. On November 17, 2023, the Bankruptcy Court also granted relief relating to the Debtors’ request to waive the appointment of a patient care ombudsman and rejection of certain unexpired leases of non-residential real property.

On November 29, 2023, the DIP Facility was approved on a final basis, as amended (as discussed below). On November 30, 2023, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Prepackaged Plan and approving on a final basis the adequacy of the Disclosure Statement. The Confirmation Order was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023, and is filed as Exhibit 4.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Debt Default

The filing of the Chapter 11 Cases triggered events of default under the following debt instruments of the Company (the “Debt Instruments”):
•that certain Revolving Credit Agreement, dated as of November 2, 2020, as amended by that certain Amendment No. 1, dated as of February 8, 2021, Amendment No. 2, dated as of July 26, 2021, Amendment No. 3 & Waiver, dated as of September 11, 2021 and Amendment No. 4 & Waiver, dated as of October 22, 2021 (as has been and may be further amended, supplemented, or otherwise modified from time to time), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (the “Guarantors”), PNC Bank, National Association, as successor to BBVA USA, as administrative agent and collateral agent, and the lenders from time to time party thereto, which is comprised of a revolving credit facility in an aggregate principal amount of $55 million (the “Revolving Facility”, and such agreement, the "2020 Revolving Credit Agreement");
•that certain Indenture dated November 2, 2020, as supplemented by that certain First Supplemental Indenture, dated as of February 11, 2021, that certain Second Supplemental Indenture, dated as of July 30, 2021, and that

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
certain Third Supplemental Indenture, dated as of September 1, 2021 (as may be further amended, restated, supplemented, or otherwise modified from time to time), by and among the Company, as issuer, the Guarantors, as guarantors, the holders party thereto, and UMB Bank, National Association, in its capacity as trustee and collateral agent and the related prepetition security agreements, collateral agreements, pledge agreements, and guarantees, in the initial aggregate principal amount of $400 million, with an additional aggregate principal amount of $75 million issued through a private offering on February 11, 2021 (the “2025 Senior Notes”);
•that certain Indenture dated August 9, 2021, as supplemented by that certain First Supplemental Indenture, dated as of September 1, 2021 (as may be further amended, restated, supplemented, or otherwise modified from time to time), by and among Akumin Escrow Inc. (whose obligations were assumed by the Company on closing of the acquisition of Alliance Healthcare Service on September 1, 2021), as issuer, the Guarantors, the holders party thereto, and UMB Bank, National Association, in its capacity as trustee and collateral agent, and the related prepetition security agreements, collateral agreements, pledge agreements, and guarantees, in the aggregate principal amount of $375 million (the “2028 Senior Notes”); and
•that certain unsecured payment-in-kind toggle series A note, dated September 1, 2021 (as amended, restated, supplemented, or otherwise modified from time to time), issued by Akumin Operating Corp., a wholly owned indirect subsidiary of the Company, to Stonepeak with a face value of $357.0 million (including the 5% repayment premium of $17.0 million) as of September 1, 2021 (the “Subordinated Notes”).

The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable without notice from the lenders thereunder. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the lenders’ rights to enforce the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Debtor-in-Possession Financing

On October 23, 2023, the Bankruptcy Court entered an interim order (the “Interim DIP Order”) in the Chapter 11 Cases authorizing the Debtors to obtain up to $75 million of junior secured postpetition financing (the “DIP Financing,” and such facility, the “DIP Facility”) from Stonepeak (in such capacity, the “DIP Lender”) in accordance with the Interim DIP Order and on the terms and conditions set forth in the Summary of Proposed Terms and Conditions for DIP Financing and Use of Cash Collateral, dated October 20, 2023, which was attached as an exhibit to the Interim DIP Order (as amended, the “DIP Term Sheet”). On November 29, 2023, the Bankruptcy Court entered a final order (the “Final DIP Order”) authorizing the Debtors to obtain DIP Financing on a final basis, with an increase of the commitment under the DIP Facility to $130 million, in accordance with the Final DIP Order and on the terms and conditions set forth in the DIP Term Sheet attached thereto.

Pursuant to the DIP Term Sheet and Final DIP Order, the Debtors unconditionally guaranteed, on a joint and several basis, the Company’s obligations in connection with the DIP Financing. The loans made under the DIP Facility (the “DIP Facility Loans”) accrue interest at 8.00% per annum payable in kind. Unless otherwise provided in accordance with the terms of the RSA, the DIP Facility Loans will convert to equity on the Effective Date on the same terms as the Consenting Investor Direct Investment and shall reduce the aggregate principal amount to be invested by Stonepeak as the Consenting Investor Direct Investment on a dollar-for-dollar basis.

Approval of Disclosure Statement and Confirmation of Plan

On November 30, 2023, the Bankruptcy Court entered the Confirmation Order, which approved the adequacy of the Disclosure Statement on a final basis and confirmed the Prepackaged Plan. After the satisfaction or waiver of the conditions precedent of the Prepackaged Plan, the Debtors intend to effect the transactions contemplated by the Prepackaged Plan and emerge from the Chapter 11 Cases.

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)

Treatment of Claims and Interests

The Prepackaged Plan provides for the following treatment of Claims against and Interests in the Debtors upon the effectiveness of the Prepackaged Plan if Allowed (each capitalized term in this sentence as defined in the Prepackaged Plan):
•Other Secured Claims (as defined in the Prepackaged Plan) shall receive (i) payment in full in cash; (ii) collateral securing such Claim; (iii) reinstatement of its Claim; or (iv) such other treatment that renders the Claim unimpaired.
•Other Priority Claims (as defined in the Prepackaged Plan) shall receive payment in full in cash.
•Each Holder of Prepetition RCF Claims (as defined in the Prepackaged Plan) shall receive its pro rata share of the New RCF Exit Facility.
•Each Holder of Prepetition 2025 Notes Claims (as defined in the Prepackaged Plan) shall receive its pro rata share of (a)(x) the New 2027 Notes; provided that, for the avoidance of doubt, any Allowed (as defined in the Prepackaged Plan) Prepetition 2025 Notes Claims arising on account of Selected Reverse Dutch Election Participating Notes (as defined in the Prepackaged Plan) shall not receive any portion of the New 2027 Notes that such Holder would have otherwise been entitled to receive on account of such Claims; and (b)(y) the opportunity to voluntarily participate in the Reverse Dutch Election Opportunity by submitting a Reverse Dutch Election Form (as defined in the Prepackaged Plan) prior to the Reverse Dutch Election Deadline (as defined in the Prepackaged Plan).
•Each Holder of Prepetition 2028 Notes Claims (as defined in the Prepackaged Plan) shall receive its pro rata share of (a)(x) the New 2028 Notes; provided that, for the avoidance of doubt, any Allowed 2028 Notes Claims (as defined in the Prepackaged Plan) arising on account of Selected Reverse Dutch Election Participating Notes shall not receive any portion of the New 2028 Notes that such Holder would have otherwise been entitled to receive on account of such Claims; and (b)(y) the opportunity to voluntarily participate in the Reverse Dutch Election Opportunity by submitting a Reverse Dutch Election Form prior to the Reverse Dutch Election Deadline.
•The Holder of the Prepetition Series A Note Claims (as defined in the Prepackaged Plan) shall receive 100% of the new common stock of the reorganized Akumin Inc. (“Reorganized Parent”), subject to dilution (i) in accordance with the new corporate governance documents and (ii) for any common stock of the Reorganized Parent issued to Stonepeak as the DIP Lender.
•Except to the extent that such holder agrees to different treatment, the Debtors shall continue to pay or dispute each General Unsecured Claim (as defined in the Prepackaged Plan) in the ordinary course of business as if the Chapter 11 Cases had never been commenced.
•All Existing Common Stock Interests shall be canceled, released, and extinguished and will be of no further force or effect. Notwithstanding the foregoing, on the Effective Date, each Holder of an Existing Common Stock Interest (other than the Consenting Investor) shall receive its pro rata share (not taking into account the Existing Common Stock Interest held by the Consenting Investor) of $25 million in cash to be paid by the Consenting Investor to the Holders of Existing Common Stock Interests other than the Consenting Investor and, subject to meeting certain terms and conditions, CVRs; provided that no Holder of Existing Common Stock Interests shall be entitled to receive any interest in the CVRs to be distributed pursuant to the Prepackaged Plan if (A) the receipt of such CVRs by a particular holder (together with the other holders of CVRs) will prevent Reorganized Parent from becoming or remaining a privately held company whose securities are not required to be registered under the Securities Exchange Act of 1934, as amended, (B) the receipt of such CVRs by a particular holder will prevent Reorganized Parent from ceasing to be a reporting issuer under applicable Canadian securities laws on the Effective Date, or (C) such recipient has not satisfied the CVR Distribution Conditions (as defined in the Prepackaged Plan).

AKUMIN INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2023
(Unaudited)
•Other Equity Interests (as defined in the Prepackaged Plan) will not receive any distribution on account of such Interests (as defined in the Prepackaged Plan), which will be canceled, released, and extinguished as of the Effective Date, and will be of no further force or effect. For the avoidance of doubt, the Consenting Investor shall not receive any recovery on account of the Prepetition Consenting Investor Warrants (as defined in the Prepackaged Plan), which will be canceled, released, and extinguished as of the Effective Date, and will be of no further force or effect.

Third Party Releases

Upon the Effective Date of the Prepackaged Plan, the Debtors and certain Holders of Claims and Interests (as such terms are defined in the Prepackaged Plan), except as otherwise specified in the Prepackaged Plan or Confirmation Order, are deemed to release and discharge the Released Parties (as defined in the Prepackaged Plan) from certain claims, obligations, rights, suits, damages, causes of action and liabilities in connection with the Chapter 11 Cases.

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
Overview
We provide fixed-site outpatient diagnostic imaging services through a network of approximately 180 owned and/or operated imaging locations; and outpatient radiology and oncology services and solutions to approximately 1,000 hospitals and health systems across 47 states. Our imaging procedures include magnetic resonance imaging (“MRI”), computed tomography (“CT”), positron emission tomography (“PET” and “PET/CT”), ultrasound, diagnostic radiology (X-ray), mammography and other related procedures. Our cancer care services include a full suite of radiation therapy and related offerings.
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
We currently operate in two reportable business segments: radiology and oncology. The following table summarizes our revenues by segment as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Radiology	85%	83%	85%	83%
Oncology	15%	17%	15%	17%
	100%	100%	100%	100%
Revenues consist primarily of net patient fees received from various payors and patients based on established contractual billing rates, less allowances for contractual adjustments and implicit price concessions. Revenues are also derived directly from hospitals and healthcare providers.
The following table summarizes the components of our revenues by payor category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Patient fee payors:
Commercial	$64,748	$66,760	$195,336	$207,470
Medicare	17,980	20,304	59,482	62,478
Medicaid	3,286	3,111	9,947	9,560
Other patient revenue	2,278	3,053	7,602	9,540
	88,292	93,228	272,367	289,048
Hospitals and healthcare providers	90,292	91,092	274,267	269,202
Other revenue	2,040	2,285	6,422	6,746
	$180,624	$186,605	$553,056	$564,996

Going Concern
On October 20, 2023, Akumin Inc. entered into a Restructuring Support Agreement (including all exhibits thereto, collectively, the "RSA") with (i) certain of its affiliates and subsidiaries as set forth in the RSA (together with Akumin Inc., the “Company Parties”); (ii) Stonepeak Magnet Holdings LP (“Stonepeak”); (iii) certain Consenting 2025 Noteholders (as defined in the RSA); (iv) certain Consenting 2028 Noteholders (as defined in the RSA) (together with the Consenting 2025 Noteholders, the “Consenting Noteholders”); (v) certain Consenting RCF Lenders (as defined in the RSA); (vi) certain Consenting Equityholders (as defined in the RSA); (vii) certain Consenting Non-Debtor Hospital Partner Entities (as defined in the RSA); and (viii) certain Consenting Physician-Owned Entities (as defined in the RSA, and collectively with Stonepeak, the Consenting Noteholders, the Consenting RCF Lenders, the Consenting Equityholders and the Consenting Non-Debtor Partner Entities, the “Consenting Stakeholders”).
Under the terms of the RSA, the Company (together with its debtor affiliates, the “Debtors”) and the Consenting Stakeholders agreed to the terms of a restructuring of the Company (the “Restructuring”) pursuant to the terms set forth in the Joint Prepackaged Chapter 11 Plan of Reorganization of the Debtors (as amended, supplemented or otherwise modified from time to time, the “Prepackaged Plan”). In connection therewith, on October 22, 2023, the Debtors filed voluntary petitions under chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), thereby commencing chapter 11 cases for the Debtors (the “Chapter 11 Cases”).
In the Chapter 11 Cases, the Bankruptcy Court granted the Debtors’ motions to continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue in the ordinary course, the Debtors filed with the Bankruptcy Court a variety of “first day” relief motions, including authority to pay employee wages and benefits, tax, and insurance in the ordinary course of business, which motions were granted by the Bankruptcy Court.
The filing of the Chapter 11 Cases constituted an event of default under Akumin’s 2025 Senior Notes and 2028 Senior Notes, the Revolving Facility and the Subordinated Notes (each as defined below), for which enforcement of any remedies by the Debtors’ creditors have been automatically stayed as a result of the pendency of the Chapter 11 Cases. However, management can provide no assurance that the Debtors’ creditors will ultimately not be able to exercise their remedies, which may include, among others, the cessation of the Debtors’ operations and liquidation of their assets. While management believes the Restructuring will position the Company for sustainable growth opportunities upon its emergence from the Chapter 11 Cases and enable the Company to continue to operate as a viable going concern, due to the event of default under the Company’s Debt Instruments (as defined below) and to other risks and uncertainties associated with the Chapter 11 Cases, management can provide no assurance that the Restructuring will be successfully completed under the terms set forth in the Prepackaged Plan, or at all. The risks and uncertainties associated with the Chapter 11 Cases include, but are not limited to: (a) the risk that the Prepackaged Plan may never become effective, (b) the risk that the RSA may be terminated by one or more of the parties thereto, and (c) the risk that the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Debtors.
Based on the consideration of the risks and uncertainties associated with the Chapter 11 Cases and of the events of default under the Company’s Debt Instruments, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year from the issuance of the accompanying unaudited condensed consolidated financial statements. The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to implement the Restructuring, to successfully emerge from the Chapter 11 Cases, and to generate sufficient liquidity following the Restructuring to meet its obligations and operating needs as they arise.
Based on, among other things, (1) the DIP Financing (as defined below), (2) the confirmation of the Prepackaged Plan on November 30, 2023, and (3) management’s expectation that the Restructuring will be consummated in the first quarter of 2024, management contemplates that the Company will be able to settle liabilities and commitments in the normal course of business for twelve months following the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Accordingly, the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared on the basis that the Company will continue to operate as a going concern.

Bankruptcy Proceedings

On October 22, 2023, the Debtors filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court to implement the Restructuring pursuant to the Prepackaged Plan. On October 21, 2023, the Debtors commenced prepetition solicitation of the Prepackaged Plan to certain creditors of the Debtors that were entitled to vote thereunder, including mailing certain bankruptcy disclosures related thereto (the “Disclosure Statement”). The Chapter 11 Cases have been jointly administered by the Bankruptcy Court under the case caption, In re Akumin Inc., et al. (Case No. 23-90827).
In the Chapter 11 Cases, on October 22, 2023, the Debtors filed with the Bankruptcy Court a variety of “first day” relief motions to ensure their ability to continue operating in the ordinary course, including authority to pay employee wages and benefits, taxes, and insurance in the ordinary course of business. On October 23, 2023, the Bankruptcy Court granted these motions, allowing the Debtors to continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, and as discussed below, on October 23, 2023, the Bankruptcy Court approved interim relief for the Debtors’ DIP Facility. On November 17, 2023, the Bankruptcy Court also granted relief relating to the Debtors’ request to waive the appointment of a patient care ombudsman and rejection of certain unexpired leases of non-residential real property.
On November 29, 2023, the DIP Facility was approved on a final basis, as amended (as discussed below). On November 30, 2023, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Prepackaged Plan and approving on a final basis the adequacy of the Disclosure Statement. The Confirmation Order was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2023, and is filed as Exhibit 4.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Debtor-in-Possession Financing
On October 23, 2023, the Bankruptcy Court entered an interim order (the “Interim DIP Order”) in the Chapter 11 Cases authorizing the Debtors to obtain up to $75 million of junior secured postpetition financing (the “DIP Financing,” and such facility, the “DIP Facility”) from Stonepeak (in such capacity, the “DIP Lender”) in accordance with the Interim DIP Order and on the terms and conditions set forth in the Summary of Proposed Terms and Conditions for DIP Financing and Use of Cash Collateral, dated October 20, 2023, which was attached as an exhibit to the Interim DIP Order (as amended, the “DIP Term Sheet”). On November 29, 2023, the Bankruptcy Court entered a final order (the “Final DIP Order”) authorizing the Debtors to obtain DIP Financing on a final basis, with an increase of the commitment under the DIP Facility to $130 million, in accordance with the Final DIP Order and on the terms and conditions set forth in the DIP Term Sheet attached thereto.
Pursuant to the DIP Term Sheet and Final DIP Order, the Debtors unconditionally guaranteed, on a joint and several basis, the Company’s obligations in connection with the DIP Financing. The loans made under the DIP Facility (the “DIP Facility Loans”) accrue interest at 8.00% per annum payable in kind. Unless otherwise provided in accordance with the terms of the RSA, the DIP Facility Loans will convert to equity on the effective date of the Prepackaged Plan (the “Effective Date”) on the same terms as the capital investment by Stonepeak (in such capacity, the “Consenting Investor”) in the Company in the aggregate amount of $130 million (the “Consenting Investor Direct Investment”) and shall reduce the aggregate principal amount to be invested by Stonepeak as the Consenting Investor Direct Investment on a dollar-for-dollar basis.
Summary of Factors Affecting Our Performance
Ransomware Incident
The Company determined on October 11, 2023 that its information technology network was affected by ransomware. In response, the Company secured its networks and shut down its systems, which resulted in business operations being either entirely suspended or significantly reduced at all of the Company’s locations. While oncology operations and most mobile operations were treating patients within 10 days, the majority of fixed-site radiology locations remained down for more than three consecutive weeks. The Company also launched an investigation, engaged experienced cybersecurity counsel, and notified law enforcement.
While the Company's review remains ongoing, beginning on November 15, 2023, the Company confirmed that the attacker accessed files containing personal data, including Protected Health Information (as defined by the Health Insurance Portability and Accountability Act).
As of October 17, 2023, all of the Company's cancer centers had resumed treating patients with pre-defined plans and as of November 10, 2023, the Company had restored the majority of its systems and resumed scheduling patient appointments at most of its locations. While the Company has resumed patient-facing operations, some systems have not yet been restored and remain temporarily unavailable. The ongoing review is expected to lead to further information regarding the impact of the Ransomware Incident on the Company’s systems, the cost of remediation and other potential liabilities.
The Company carries cyber/privacy liability insurance to protect it against certain losses related to incidents of this nature. However, the Company has incurred, and may incur in the future, expenses and losses related to this incident that are not covered by insurance.
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

Inflation

Inflationary pressures impact us primarily in the areas of labor, medical supplies and fuel. The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. Suppliers and third-party service providers pass along rising costs to us in the form of higher prices. Managing these costs remains a significant challenge and priority for us.
Labor Shortages

Labor shortages among healthcare providers resulting from the COVID-19 pandemic and new variants, as well as burnout and attrition, have led to increased difficulty in hiring and retaining staff, increased labor costs and wage inflation. The shortage of clinical labor has also impacted our ability to generate same-store revenue growth.

Acquisitions and New/Closed Facilities
The timing of acquisitions, the opening of new fixed-site facilities, and the closure of existing facilities impact our revenue and the comparability of our results from period to period. The following table shows the number of our radiology diagnostic imaging sites and oncology radiation therapy sites:

	September 30, 2023	December 31, 2022
Radiology sites	178	181
Oncology sites	28	30
	206	211

Results of Operations
The following table presents our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenues	$180,624	$186,605	$553,056	$564,996
Operating expenses:
Cost of operations, excluding depreciation and amortization	158,047	151,230	472,949	462,784
Depreciation and amortization	20,942	25,079	78,950	75,010
Impairment charges	42,041	20,369	95,501	20,702
Restructuring charges	23	4,042	6,703	11,366
Severance and related costs	538	2,485	511	10,282
Settlements, recoveries and related costs	1,561	(576)	3,474	101
Other operating income, net	(347)	(7,574)	(621)	(7,328)
Total operating expenses	222,805	195,055	657,467	572,917
Loss from operations	(42,181)	(8,450)	(104,411)	(7,921)
Other expense (income):
Interest expense	33,872	29,679	95,733	87,650
Other non-operating expense (income), net	7,522	(422)	9,736	(2,433)
Total other expense, net	41,394	29,257	105,469	85,217
Loss before income taxes	(83,575)	(37,707)	(209,880)	(93,138)
Income tax expense (benefit)	(80)	12,038	(784)	9,118
Net loss	(83,495)	(49,745)	(209,096)	(102,256)
Less: Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests	(1,110)	4,126	5,089	12,895
Net loss attributable to common stockholders	$(82,385)	$(53,871)	$(214,185)	$(115,151)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.90)	$(0.60)	$(2.37)	$(1.29)
The following table summarizes statistical information regarding our radiology scan volumes and oncology patient starts:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
MRI scans	211	220	(9)	(4)%	649	659	(10)	(2)%
PET/CT scans	36	34	2	6%	109	99	10	10%
Oncology patient starts	2.353	2.589	(0.236)	(9)%	7.486	7.721	(0.235)	(3)%
The following table summarizes our revenues by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Radiology	$153,930	$155,062	$467,622	$471,269
Oncology	26,694	31,543	85,434	93,727
	$180,624	$186,605	$553,056	$564,996

The following table summarizes the components of our cost of operations, excluding depreciation and amortization:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2023		2022		2023		2022
Employee compensation	$68,679		$67,278		$208,508		$214,426
Third-party services and professional fees	31,427		30,233		94,347		89,271
Rent and utilities	12,858		12,894		37,979		38,114
Reading fees	11,830		11,379		35,382		34,665
Administrative	11,440		12,473		34,805		35,621
Stock-based compensation	505	—	556	—	1,345	—	2,375
Medical supplies and other	21,308		16,417		60,583		48,312
	$158,047		$151,230		$472,949		$462,784
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Revenues
Revenues for the three months ended September 30, 2023 were $180.6 million and decreased by $6.0 million, or 3%, from the three months ended September 30, 2022. The decrease was attributable to a $1.1 million decrease in radiology revenue and a $4.9 million decrease in oncology revenue. The decrease in radiology revenue was due primarily to changes in business mix and certain site closures over the last twelve months, partially offset by higher same store volume. Oncology revenue decreased primarily due to non-renewal of certain joint venture partnership contracts and site closures over the last twelve months.
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the three months ended September 30, 2023 was $158.0 million and increased by $6.8 million, or 5%, from the three months ended September 30, 2022. This increase was a result of higher medical supplies and other costs, employee compensation, and third-party services and professional fees, partly offset by lower administrative expenses.
Employee Compensation
Employee compensation for the three months ended September 30, 2023 was $68.7 million and increased by $1.4 million, or 2%, from the three months ended September 30, 2022. This increase was primarily driven by increased temporary labor, wage inflation and higher compensation to attract and retain clinic staff due to labor shortages in certain markets.
Third-Party Services and Professional Fees
Third-party services and professional fees for the three months ended September 30, 2023 were $31.4 million and increased by $1.2 million, or 4%, from the three months ended September 30, 2022. This increase was primarily due to higher information technology related services and other outsourced services, partly offset by reduced equipment maintenance costs.
Rent and Utilities
Rent and utilities for the three months ended September 30, 2023 and 2022 were $12.9 million. Rent and utilities are largely a fixed cost.

Reading Fees
Reading fees for the three months ended September 30, 2023 were $11.8 million and increased by $0.5 million, or 4%, from the three months ended September 30, 2022. Our reading fees are primarily based on the volume of procedures performed. Although revenues decreased, reading fees increased partly due to inflation.
Administrative Expenses
Administrative expenses for the three months ended September 30, 2023 were $11.4 million and decreased by $1.0 million, or 8%, from the three months ended September 30, 2022. The decrease was primarily due to a reduction of bad debt expense resulting from cash collections on previously reserved receivables related to two joint venture customers.
Stock-based Compensation
Stock-based compensation for the three months ended September 30, 2023 was $0.5 million compared to $0.6 million for the three months ended September 30, 2022.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the three months ended September 30, 2023 were $21.3 million and increased by $4.9 million, or 30%, from the three months ended September 30, 2022. The increase was primarily due to increased spend on specialty tracers used in PET/CT scans and cost inflation, partly offset by reduced fuel costs.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2023 was $20.9 million and decreased by $4.1 million, or 16%, from the three months ended September 30, 2022. The decrease was primarily due to certain fixed assets that became fully depreciated during the period.
Impairment Charges
Impairment charges were $42.0 million for the three months ended September 30, 2023 compared to $20.4 million for the three months ended September 30, 2022. The impairment charges in the three months ended September 30, 2023 consist primarily of a $30.6 million goodwill impairment in our Radiology reporting unit and a $11.0 million goodwill impairment in our Oncology reporting unit. See further discussion in Note 5 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q. The impairment charges in the three months ended September 30, 2022 consist primarily of a $20.0 million goodwill impairment in our Oncology reporting unit.
Restructuring Charges
Restructuring charges for the three months ended September 30, 2023 were $0.0 million compared to $4.0 million for the three months ended September 30, 2022. Restructuring charges for the 2022 period are composed primarily of transformation costs of $3.4 million and domestication and related costs of $0.4 million. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Severance and Related Costs
Severance and related costs for the three months ended September 30, 2023 were $0.5 million compared to $2.5 million for the three months ended September 30, 2022. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Other Expense (Income)

Other operating income, net for the three months ended September 30, 2023 was $0.3 million compared to $7.6 million for the three months ended September 30, 2022. Other operating income, net for the 2022 period is composed primarily of a gain on sale of accounts receivable of $7.6 million.

Interest expense for the three months ended September 30, 2023 was $33.9 million and increased by $4.2 million, or 14%, from the three months ended September 30, 2022. This increase was primarily due to higher interest expense on the Subordinated Notes resulting from interest paid in-kind that is added to the principal.
Other non-operating expense, net for the three months ended September 30, 2023 was $7.5 million compared to other non-operating income, net of $0.4 million for the three months ended September 30, 2022. The increase in non-operating expense, net was due primarily to $7.6 million of capital structure initiatives costs incurred during the three months ended September 30, 2023. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Income Tax Expense (Benefit)
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Following the Company's change of jurisdiction of incorporation from the province of Ontario, Canada, to the State of Delaware (the "Domestication") on September 30, 2022, the Company is no longer subject to Canadian tax.
Income tax expense (benefit) for the three months ended September 30, 2023 and 2022 was $(0.1) million and $12.0 million, respectively. The effective tax rate for the three months ended September 30, 2023 differs from the U.S. statutory rate of 21% primarily due to the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit is recognized. The effective tax rate for the three months ended September 30, 2022 differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income (Loss) Attributable to Noncontrolling and Redeemable Noncontrolling Interests
Net income (loss) attributable to noncontrolling and redeemable noncontrolling interests for the three months ended September 30, 2023 was $(1.1) million compared to $4.1 million for the three months ended September 30, 2022. The net loss for the three months ended September 30, 2023 was due to the impact of the goodwill impairment charge recorded in our Oncology reporting unit and attributable to the joint ventures.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Revenues
Revenues for the nine months ended September 30, 2023 were $553.1 million and decreased by $11.9 million, or 2%, from the nine months ended September 30, 2022. The decrease was attributable to a $3.6 million decrease in radiology revenue and a $8.3 million decrease in oncology revenue. The decrease in radiology revenue was primarily due to changes in business mix and certain site closures over the last twelve months. Oncology revenue decreased primarily due to non-renewal of certain joint venture partnership contracts and site closures over the last twelve months.
Cost of Operations, excluding Depreciation and Amortization
Cost of operations, excluding depreciation and amortization, for the nine months ended September 30, 2023 was $472.9 million and increased by $10.2 million, or 2%, from the nine months ended September 30, 2022. This increase was a result of higher medical supplies and other costs and third-party services and professional fees, partly offset by lower employee compensation.
Employee Compensation
Employee compensation for the nine months ended September 30, 2023 was $208.5 million and decreased by $5.9 million, or 3%, from the nine months ended September 30, 2022. This decrease was primarily driven by workforce reductions implemented during the second quarter of 2022, partly offset by wage inflation and higher compensation to attract and retain clinic staff due to labor shortages in certain markets and merit increases.

Third-Party Services and Professional Fees
Third-party services and professional fees for the nine months ended September 30, 2023 were $94.3 million and increased by $5.1 million, or 6%, from the nine months ended September 30, 2022. This increase was primarily due to higher information technology related services and other outsourced services.
Rent and Utilities
Rent and utilities for the nine months ended September 30, 2023 were $38.0 million compared to $38.1 million for the nine months ended September 30, 2022. Rent and utilities are largely a fixed cost.
Reading Fees
Reading fees for the nine months ended September 30, 2023 were $35.4 million and increased by $0.7 million, or 2%, from the nine months ended September 30, 2022. Our reading fees are primarily based on the volume of procedures performed. Although revenues decreased, reading fees increased partly due to inflation.
Administrative Expenses
Administrative expenses for the nine months ended September 30, 2023 were $34.8 million and decreased by $0.8 million, or 2%, from the nine months ended September 30, 2022. The decrease was primarily due to a reduction of bad debt expense resulting from cash collections on previously reserved receivables related to two joint venture customers.
Stock-based Compensation
Stock-based compensation for the nine months ended September 30, 2023 was $1.3 million compared to $2.4 million for the nine months ended September 30, 2022. The decrease was due primarily to a decrease in the grant date fair value of stock-based awards compared to the prior year period.
Medical Supplies and Other Expenses
Medical supplies and other expenses for the nine months ended September 30, 2023 were $60.6 million and increased by $12.3 million, or 25%, from the nine months ended September 30, 2022. The increase was primarily due to increased spend on specialty tracers used in PET/CT scans and cost inflation, partly offset by reduced fuel costs.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2023 was $79.0 million and increased by $3.9 million, or 5%, from the nine months ended September 30, 2022. The increase was primarily due to $12.1 million of accelerated amortization of intangible assets related to the closure of two sites in the Oncology segment, partially offset by lower depreciation for office and major equipment resulting from fully depreciated assets.
Impairment Charges
Impairment charges of $95.5 million for the nine months ended September 30, 2023 consist primarily of a $84.1 million goodwill impairment in our Radiology reporting unit and a $11.0 million impairment in our Oncology reporting unit. The impairment charges in the nine months ended September 30, 2022 consist primarily of a $20.0 million goodwill impairment in our Oncology reporting unit. See further discussion in Note 5 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Restructuring Charges
Restructuring charges for the nine months ended September 30, 2023 were $6.7 million compared to $11.4 million for the nine months ended September 30, 2022. Restructuring charges for the 2023 period are composed primarily of transformation costs of $6.7 million. Restructuring charges for the 2022 period are composed primarily of transformation costs of $7.4 million, lease termination costs of $1.8 million and domestication and related costs of $1.4 million. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.

Severance and Related Costs
Severance and related costs for the nine months ended September 30, 2023 were $0.5 million compared to $10.3 million for the nine months ended September 30, 2022. These costs include severance and benefits costs paid to terminated employees. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Other Expense (Income)
Other operating income, net for the nine months ended September 30, 2023 was $0.6 million compared to $7.3 million for the nine months ended September 30, 2022. The other operating income, net in 2023 includes a $0.8 million gain from insurance proceeds and a $0.8 million gain from disposal of property and equipment, partially offset by a $1.0 million loss on sale of accounts receivable. The other operating income, net in 2022 includes a $7.6 million gain on sale of accounts receivable. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Interest expense for the nine months ended September 30, 2023 was $95.7 million and increased by $8.1 million, or 9%, from the nine months ended September 30, 2022. This increase was primarily due to higher interest expense on the Subordinated Notes resulting from interest paid in-kind that is added to the principal.
Other non-operating expense, net for the nine months ended September 30, 2023 was $9.7 million compared to other non-operating income, net of $2.4 million for the nine months ended September 30, 2022. The increase in non-operating expense, net was due primarily to $9.5 million of capital structure initiatives costs incurred during the nine months ended September 30, 2023. Non-operating income, net in the 2022 period was primarily due to a more favorable fair value adjustment of the derivative associated with the Subordinated Notes. See further discussion in Note 15 to the condensed consolidated financial statements that appear in Item 1 of this Quarterly Report on Form 10-Q.
Income Tax Expense (Benefit)
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company is no longer subject to Canadian tax after the Domestication on September 30, 2022.
Income tax expense (benefit) for the nine months ended September 30, 2023 and 2022 was $(0.8) million and $9.1 million, respectively. The effective tax rate for the nine months ended September 30, 2023 differs from the U.S. statutory rate of 21% primarily due to the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit is recognized. The effective tax rate for the nine months ended September 30, 2022 differs from the Canadian statutory rate of 26.5% primarily due to earnings in foreign jurisdictions that are subject to tax rates which differ from the Canadian statutory tax rate, as well as the impact of valuation allowances applied against losses in jurisdictions for which no tax benefit or expense is recognized.
Net Income Attributable to Noncontrolling and Redeemable Noncontrolling Interests
Net income attributable to noncontrolling and redeemable noncontrolling interests for the nine months ended September 30, 2023 was $5.1 million and decreased by $7.8 million from the nine months ended September 30, 2022. The decrease was due to the impact of the accelerated amortization of intangible assets related to the closure of two sites in the Oncology segment, as well as the impact of the goodwill impairment charge recorded in our Oncology reporting unit.
Non-GAAP Financial Measures
We use various measures of financial performance based on financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). We believe, in addition to GAAP measures, certain non-GAAP measures are useful for investors for a variety of reasons. We use this information in our analysis of the performance of our business, excluding items we do not consider relevant to the performance of our continuing operations. Such non-GAAP measures include adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Our management regularly communicates Adjusted EBITDA and their interpretation of such results to our Board of Directors. We also compare actual periodic Adjusted EBITDA against internal targets as a key factor in determining cash incentive compensation for executives and other employees, largely because we view Adjusted EBITDA results as indicative of how our radiology and oncology businesses are performing and being managed.

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
The following table presents a reconciliation of our net loss, the most directly comparable GAAP financial measure, to total Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(83,495)	$(49,745)	$(209,096)	$(102,256)
Interest expense	33,872	29,679	95,733	87,650
Income tax expense (benefit)	(80)	12,038	(784)	9,118
Depreciation and amortization	20,942	25,079	78,950	75,010
Impairment charges	42,041	20,369	95,501	20,702
Restructuring charges	23	4,042	6,703	11,366
Severance and related costs	538	2,485	511	10,282
Settlements, recoveries and related costs	1,561	(576)	3,474	101
Stock-based compensation	505	556	1,345	2,375
Loss (gain) on sale of accounts receivable	—	(7,603)	1,046	(7,603)
Loss (gain) on disposal of property and equipment, net	(344)	26	(761)	398
Capital structure initiatives	7,604	—	9,516	—
Acquisition-related costs	27	99	325	567
Fair value adjustment on derivative	(121)	(271)	(422)	(1,110)
Deferred rent expense	221	325	363	904
Other, net	188	18	746	(783)
Adjusted EBITDA	$23,482	$36,521	$83,150	$106,721
The following table summarizes our Adjusted EBITDA by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Adjusted EBITDA:
Radiology	$18,790	$31,218	$74,565	$95,832
Oncology	7,876	11,048	25,796	31,383
Corporate	(3,184)	(5,745)	(17,211)	(20,494)
	$23,482	$36,521	$83,150	$106,721

Liquidity and Capital Resources
To date, we have financed our operations primarily through cash generated from operations, public and private sales of debt and equity securities, and bank borrowings. The following table presents a summary of our consolidated cash flows and the ending balance of our cash and cash equivalents:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash and cash equivalents at beginning of period	$59,424	$48,419
Net cash provided by operating activities	17,394	55,936
Net cash used in investing activities	(17,593)	(31,626)
Net cash used in financing activities	(27,584)	(13,373)
Cash and cash equivalents at end of period	$31,641	$59,356
Cash Flows from Operating Activities
Cash provided by operating activities was $17.4 million for the nine months ended September 30, 2023 and consisted of a net loss of $209.1 million adjusted for certain non-cash items and changes in certain operating assets and liabilities. The primary non-cash charges included in the net loss are $95.5 million of impairment charges, $79.0 million of depreciation and amortization and $37.7 million of non-cash interest expense. Changes in operating assets and liabilities provided $10.9 million of operating cash driven primarily by a $17.2 million increase in accounts payable and other liabilities, partially offset by a $4.1 million increase in accounts receivable and $2.5 million increase in prepaid expenses and other assets.
Cash Flows from Investing Activities
During the nine months ended September 30, 2023, cash used in investing activities was $17.6 million, a decrease of $14.0 million from the comparable period in 2022. Purchases of property and equipment during the nine months ended September 30, 2023 were $19.5 million, a decrease of $13.3 million from the comparable period in 2022.
Cash Flows from Financing Activities
During the nine months ended September 30, 2023, cash used in financing activities was $27.6 million compared to cash used in financing activities of $13.4 million during the nine months ended September 30, 2022. Financing activities during the nine months ended September 30, 2023 included $40.0 million of proceeds from our Revolving Facility and $1.7 million of proceeds from long-term debt, offset by payments on our Revolving Facility of $24.0 million, distributions paid to noncontrolling and redeemable noncontrolling interests of $24.3 million, principal payments on long-term debt of $15.8 million, and principal payments on finance leases of $5.9 million. Financing activities during the nine months ended September 30, 2022 were composed primarily of $29.0 million of proceeds from our Revolving Facility and $25.9 million of proceeds from long-term debt, offset by payments on our Revolving Facility of $29.0 million, distributions paid to noncontrolling and redeemable noncontrolling interests of $20.9 million, principal payments on long-term debt of $12.3 million, and principal payments on finance leases of $6.1 million.
Liquidity Outlook

Cash and cash equivalents were $31.6 million as of September 30, 2023. In addition, as of September 30, 2023, the Company had access to the Revolving Facility pursuant to the 2020 Revolving Credit Agreement (each as defined below), under which the Company could borrow up to $55.0 million for working capital and other general corporate purposes. As of September 30, 2023, there were $16.0 million in borrowings outstanding under the Revolving Facility. As set forth above, all outstanding principal and interest owed under the Revolving Facility was paid in full on October 26, 2023 from proceeds received under the DIP Financing.

During the three months ended June 30, 2023, the Company formed a special committee of independent members of the Board of Directors of the Company (the “Special Committee”) to evaluate options relating to the restructuring of its current Debt Instruments and incurred $9.5 million of capital structure initiatives costs during the nine months ended September 30, 2023.

Cash interest (as opposed to PIK interest) became payable on the Subordinated Notes on and after September 1, 2023, with the first cash interest payment due on September 29, 2023. Under the terms of the Subordinated Notes, failure to make cash interest payments to Stonepeak when due constitutes a trigger event (not an event of default), resulting in an increase of the cash interest rate under the Subordinated Notes by 200 basis points, which is an increase of the cash interest rate from 11% to 13%, until that trigger event is cured by the Company or waived by Stonepeak. On September 29, 2023, Akumin Operating Corp., a wholly owned indirect subsidiary of the Company, and Stonepeak entered into a Temporary Waiver Agreement in connection with the Subordinated Notes. The Temporary Waiver Agreement, as amended by the First Amendment to Temporary Waiver Agreement, dated October 16, 2023, and as further amended on October 20, 2023, extended to October 23, 2023 the due date for the payment to Stonepeak of $3.9 million in cash interest which became due under the Subordinated Notes on September 29, 2023 and provided that no trigger event occurred upon the Company’s failure to pay Stonepeak $3.9 million in cash interest on September 29, 2023.

As a result of the capital structure initiatives undertaken by the Special Committee, the Company and the Consenting Stakeholders have agreed to the principal terms of the Restructuring pursuant to the RSA to be implemented through the Prepackaged Plan. As described above, the Company entered into the RSA on October 20, 2023 and filed the Chapter 11 Cases described under the captions “Going Concern” and “Bankruptcy Proceedings” above on October 22, 2023. On November 30, 2023, the Bankruptcy Court entered the Confirmation Order pursuant to the Bankruptcy Code, which approved and confirmed the Prepackaged Plan. After the satisfaction or waiver of the conditions precedent of the Prepackaged Plan, the Debtors intend to effect the transactions contemplated by the Prepackaged Plan and emerge from the Chapter 11 Cases.

The filing of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations under our Debt Instruments. Specifically, the filing of the Chapter 11 Cases constituted an event of default under the 2025 Senior Notes, the 2028 Senior Notes, the Subordinated Notes and the Revolving Facility. Due to the pendency of the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under their respective debt agreements and Debt Instruments was stayed as of the date of the filing of the Chapter 11 Cases and continues to be stayed.

In the Chapter 11 Cases, on October 22, 2023, the Debtors filed with the Bankruptcy Court a variety of “first day” relief motions to ensure their ability to continue operating in the ordinary course, including authority to pay employee wages and benefits, taxes, and insurance in the ordinary course of business. On October 23, 2023, the Bankruptcy Court granted these motions, allowing the Debtors to continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, on October 23, 2023, the Bankruptcy Court entered the Interim DIP Order in the Chapter 11 Cases authorizing the Debtors to obtain the DIP Financing from the DIP Lender under the DIP Facility, in accordance with the Interim DIP Order on the terms and conditions set forth in the DIP Term Sheet. On November 29, 2023, the Bankruptcy Court entered the Final DIP Order authorizing the Debtors to obtain DIP Financing on a final basis, with an increase of the commitment under the DIP Facility to $130 million, in accordance with the Final DIP Order and on the terms and conditions set forth in the DIP Term Sheet attached thereto.

Pursuant to the DIP Term Sheet and Final DIP Order, the Debtors unconditionally guaranteed, on a joint and several basis, the Company’s obligations in connection with the DIP Financing. The DIP Facility Loans accrue interest at 8.00% per annum payable in kind. Unless otherwise provided in accordance with the terms of the RSA, the DIP Facility Loans will convert to equity in the Company on the Effective Date on the same terms as the Consenting Investor Direct Investment and shall reduce the aggregate principal amount to be invested by Stonepeak as the Consenting Investor Direct Investment on a dollar-for-dollar basis.

Notwithstanding the foregoing, the Company cannot provide assurance that the Restructuring will be successfully completed and that DIP Financing will remain available to the Company. If the Company is unsuccessful in achieving its Restructuring, there is a risk that actual results will differ from anticipated results.

On October 17, 2023, the Company received a written notification (the “Staff Delisting Determination”) from Nasdaq’s Listing Qualifications Department notifying the Company that Nasdaq (i) would suspend the trading of the Company’s Common Stock at the opening of business on October 26, 2023 and (ii) would schedule the Common Stock for delisting thereafter and file a Form 25-NSE with the SEC in order to remove the Common Stock from being listed on Nasdaq. The Common Stock was suspended from trading on Nasdaq on October 26, 2023. On November 20, 2023, Nasdaq filed the Form 25-NSE, pursuant to which the Common Stock was delisted from Nasdaq effective November 30, 2023. As a result of the Company’s delisting from Nasdaq, the liquidity of the Common Stock has been significantly reduced.

Beginning on October 11, 2023, the Ransomware Incident disrupted the Company’s ability to provide services to its business partners. As of October 17, 2023, all of the Company's cancer centers had resumed treating patients with pre-defined plans and as of November 10, 2023, the Company had restored the majority of its systems and resumed scheduling patient appointments at most of its locations. While the Company has resumed patient-facing operations, some systems have not yet been restored and remain temporarily unavailable. The Company's ongoing review is expected to lead to further information regarding the impact of the Ransomware Incident on the Company’s systems, the cost of remediation and other potential liabilities. The Company carries cyber/privacy liability insurance to protect it against certain losses related to incidents of this nature. As a result of the Ransomware Incident, the Company has incurred approximately $6.6 million in costs since October 11, 2023 and may incur additional costs in the future. The expenses and losses related to the Ransomware Incident may not be fully covered by insurance. The full scope of the one-time costs and related financial impact of this incident to the Company has not yet been determined.

The Company's ability to continue as a going concern is contingent upon, among other things, its ability to complete the Restructuring, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity following the Restructuring to meet its obligations and operating needs as they become due. The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

For a description of contractual obligations, such as debt, finance leases and operating leases, see Note 9, Note 10 and Note 11 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Future Liquidity
The Company is highly leveraged. Substantial doubt about its ability to continue as a going concern exists in light of the Chapter 11 Cases and of the events of default under the Debt Instruments. The Company intends to use the Chapter 11 process to implement the Restructuring and expects that the Restructuring will position the Company for sustainable growth opportunities and enable the Company to continue to operate as a viable going concern.
However, the Company's future cash from operations and access to capital markets may not provide adequate resources to fund its working capital needs and capital expenditures beyond the next twelve months. Therefore, the Company may need to supplement existing sources of liquidity to finance operations beyond the next twelve months. Nevertheless, as a result of the current market volatility, overall inflation and the rising interest rate environment, there can be no assurance that the Company's cost of capital will not increase and that sources of liquidity will be available to the Company or if available will be on commercially reasonable terms.

Critical Accounting Policies and Estimates
There were no significant changes in our critical accounting policies and estimates during the nine-month period ended September 30, 2023 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under

Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 (at the reasonable assurance level) to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the quarterly period ended September 30, 2023, on October 11, 2023, we experienced the Ransomware Incident, which resulted in business operations being either entirely suspended or significantly reduced at most of our locations for more than three consecutive weeks. In response, precautionary actions were taken to contain the incident, including shutting down connectivity to networks and key business, operating and financial accounting systems. In addition to notifying law enforcement, we engaged experienced cybersecurity counsel and cybersecurity advisors to complete a review of the Ransomware Incident as well as sanitize, rebuild and restore our systems. As such, certain systems and functionalities used in financial reporting were not available for a period of time and the Company was unable to complete and file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 by the prescribed due date.

In order to mitigate the impact of the disruption on our systems and on our ability to provide services to our business partners and to our patients caused by the Ransomware Incident, alternative procedures and controls were temporarily implemented. Our review of the circumstances that led to the Ransomware Incident and resulting impact on our internal controls over financial reporting is ongoing at this point in time. We will consider the outcome of this review as we complete our evaluation.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

On December 20, 2021, an alleged shareholder of the Company filed a putative class action claim with the Ontario Superior Court of Justice against the Company and certain of its directors and officers alleging violations of Securities Act (Ontario), negligent misrepresentation and other related claims relating to the restatement of the Company’s financial statements that were filed in 2021. On February 17, 2023, the plaintiff delivered a motion record for certification and for leave to commence action under Part XXIII.1 of the Securities Act (Ontario). The Company plans to defend the claim and the motion. Given the preliminary stages of this matter, the Company is unable to estimate the potential impact of this matter, if any.

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

On October 20, 2023, the Company entered into the RSA with certain of its affiliates and subsidiaries as set forth in the RSA and the Consenting Stakeholders. The Company and the Consenting Stakeholders have agreed to the principal terms of the Restructuring of the Company through the Prepackaged Plan filed with the Bankruptcy Court by the Debtors on October 22, 2023, which contemplates the transactions set forth in further detail under Part I, "Item 1. Notes to Consolidated Financial Statements – Note 20 – Subsequent Events – Restructuring Support Agreement" of this Quarterly Report on Form 10-Q. Certain of the transactions contemplated by the RSA are subject to approval by the Bankruptcy Court pursuant to the Chapter 11 Cases. The legal proceedings set forth below have taken place to date before the Bankruptcy Court in connection with the Chapter 11 Cases.

On October 21, 2023, the Company commenced prepetition solicitation of the Prepackaged Plan to certain creditors entitled to vote thereunder and on October 22, 2023, the Company filed voluntary petitions for relief under the Bankruptcy Code in the Bankruptcy Court to implement the Restructuring pursuant to the Prepackaged Plan. The Chapter 11 Cases have been jointly administered by the Bankruptcy Court under the case caption, In re Akumin Inc., et al. (Case No. 23-90827).

In the Chapter 11 Cases, on October 22, 2023, the Company filed with the Bankruptcy Court a variety of “first day” relief motions to ensure their ability to continue operating in the ordinary course, including authority to pay employee wages and benefits, taxes, and insurance in the ordinary course of business. On October 23, 2023, the Bankruptcy Court granted these motions, allowing the Company to continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In addition, on October 23, 2023, the Bankruptcy Court approved interim relief for the Debtors’ DIP Facility. On November 17, 2023, the Bankruptcy Court also granted relief relating to the Company’s request to waive the appointment of a patient care ombudsman and rejection of certain unexpired leases of non-residential real property.

On November 29, 2023, the DIP Facility, which is described further under Part I, "Item 1. Notes to Consolidated Financial Statements – Note 20 – Subsequent Events – Debtor-in-Possession Financing," was approved on a final basis. On November 30, 2023, the Bankruptcy Court entered the Confirmation Order, which approved the adequacy of the Disclosure Statement on a final basis and confirmed the Prepackaged Plan.
Item 1A. Risk Factors

Except as provided below and to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 dated March 16, 2023 and filed with the SEC pursuant to Section 13 or 15(d) of the Exchange Act.

Risks Relating to Chapter 11 Cases

Though the Bankruptcy Court has confirmed the Prepackaged Plan, the Prepackaged Plan has not yet been consummated.

Though the Debtors have received Bankruptcy Court approval of the Prepackaged Plan, the effectiveness of the Prepackaged Plan is conditioned upon the satisfaction of certain conditions precedents. While the Debtors intend to effectuate the transactions contemplated by the Prepackaged Plan and emerge from the Chapter 11 Cases, there can be no assurances or guarantees that the Prepackaged Plan will be consummated or that the Debtors will emerge from the Chapter 11 Cases.

Moreover, the Restructuring embodied in the Prepackaged Plan includes certain treatment of Claims and Interest upon the Effective Date. While holders of our existing common stock are expected to receive certain consideration under the Prepackaged Plan, there is no guarantee that the Prepackaged Plan will be consummated and that any equity recovery—including the CVRs—will be realized.

If the RSA is terminated, our ability to consummate the Restructuring contemplated by the Prepackaged Plan could be materially and adversely affected.

The Company has executed and entered into an RSA with the Consenting Stakeholders, to which the parties thereto have agreed to take certain actions to support the prosecution and consummation of the Prepackaged Plan on the terms and conditions set forth in the RSA. Stonepeak, the Consenting Noteholders, the Consenting RCF Lenders, the Consenting Equityholders, the Consenting Physician-Owned Entities, and the Company Parties and Consenting Non-Debtor Hospital Partner Entities each have termination rights if certain conditions, including milestones set forth in the RSA, as applicable, are not met. If the RSA is terminated, such termination could result in the loss of support by the Consenting Parties, which could adversely affect the Company’s ability to consummate the Restructuring contemplated by the Prepackaged Plan. If the Restructuring is not consummated following termination of the RSA, there can be no assurances that the Chapter 11 Cases would not be converted to Chapter 7 liquidation cases or that any new Chapter 11 plan would be as favorable to holders of Claims and Interests against the Company as contemplated by the RSA.

The Prepackaged Plan is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, the Prepackaged Plan may be unsuccessful in its execution.

The Prepackaged Plan reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, the Prepackaged Plan relies upon financial projections. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. There can be no assurance that the results or developments contemplated by the Prepackaged Plan will occur or, even if they do occur, that they will have the anticipated effects on the Company or its business and operations.

Risks Relating to our Capital Structure

The Company has been delisted from Nasdaq, which could have a material adverse effect on our business.

Pursuant to the Staff Delisting Determination the Company received from Nasdaq’s Listing Qualifications Department on October 17, 2023 notifying the Company that the Common Stock would be scheduled for delisting due to the Company’s failure to comply with the standards for continued listing on Nasdaq, the Common Stock was suspended from trading on Nasdaq on October 26, 2023 and was delisted on November 30, 2023 upon effectiveness of the Form 25-NSE filed by Nasdaq on November 20, 2023. As a result, the Common Stock is no longer listed on a national securities exchange registered with the SEC under Section 6 of the Exchange Act and can only be quoted and traded in the United States in the over-the-counter market for unlisted securities. The lack of an active market may impair the ability of holders of the Common Stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. Furthermore, because of the limited market and generally low volume of trading in our Common Stock, the price of our

Common Stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets' perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

Additionally, the delisting may adversely impact the perception of the Company's financial condition and cause reputational harm with investors and parties conducting business with the Company, which may have a material adverse effect on our business.

Risks Related to Cybersecurity

We face rising cybersecurity risks and may incur increased costs to minimize those risks. Failure on our part to maintain the integrity of our systems and to preserve the confidentiality of patient information can result in damage to our reputation, subject us to fines, payment of damages, lawsuits and restrictions on our use of data, and have a material adverse effect on our business, financial condition, and results of operations.

Cybersecurity threats and incidents have increased in recent years, and we are subject to heightened cyber-related risks from both domestic and foreign threat actors. Cyberattacks purportedly originated by Russian controlled entities have increased in the wake of Russia’s invasion of Ukraine and our systems may be infiltrated by foreign actors. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems and our proprietary systems. We are also required to effect electronic transmissions with third parties. We or third parties have controls and procedures in place to protect or recover our systems and information; however, we cannot guarantee that they will be effective, successful or sufficiently rapid to avoid harm to our business.

Security breaches, including security breaches of third parties that have our information, could expose us to loss or misuse of our information, litigation and potential liability. We are vulnerable to power outages, telecommunications failures, and catastrophic events, as well as computer viruses, break-ins, phishing attacks, denial-of-service attacks, ransomware, and other cyber incidents, that impact the availability, reliability, speed, accuracy or other proper functioning of our systems and which could lead to interruptions or shutdowns of a portion or all of our business operations or unauthorized disclosure of personal information, including Protected Health Information (as defined by the Health Insurance Portability and Accountability Act) or financial information, and could have a significant impact on our operations and financial results. Although we have integrated a variety of recovery systems, security protocols, network protection mechanisms and other security measures into our systems, networks and physical facilities which are designed to protect against, detect and minimize security breaches, there can be no assurance that such measures will be adequate to prevent or detect system failure, data loss or theft, or other material adverse consequences, particularly given the increasingly sophisticated tools and methods used by hackers, organized cyber criminals, and cyber terrorists. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, or expose sensitive personal data, and give rise to significant monetary fines and other penalties. There can be no assurances that we will not be subject to breaches of our systems or those of our vendors, which could expose us to significant damage, increased operational costs and reputational harm.

On October 11, 2023, the Company identified suspicious activity in its information technology network, which was the result of the Ransomware Incident. The incident disrupted the Company’s ability to provide services to its business partners starting on October 11, 2023. Among other things, the Ransomware Incident resulted in business operations being either entirely suspended or significantly reduced at all of our locations. While oncology operations and most mobile operations were treating patients within 10 days, the majority of fixed-site radiology locations remained down for more than three consecutive weeks. The disruption caused thereby adversely affected our revenues and subjected us to significant remediation costs. For more information, see “Ransomware Incident” in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well in Part I, “Item 1. Notes to Consolidated Financial Statements – Note 20 – Subsequent Events.”

While we maintain cybersecurity insurance to assist in the cost of recovery from a significant cybersecurity incident, such coverage may not be sufficient. A cybersecurity incident also could require that we expend significant additional resources on remediation and restoration of our information technology and other systems.

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

We are required under generally accepted accounting principles to review our goodwill and definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill must be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our reporting units and intangible assets may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business. We have recorded impairment charges of $84.1 million related to goodwill for the Radiology reporting unit and $11.0 million related to goodwill for the Oncology reporting unit, which are reflected in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023. We may be required to record additional impairment charges during any period in which a further impairment of our goodwill or other intangible assets is recognized.

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
Item 3. Defaults Upon Senior Securities

The filing of the Chapter 11 Cases triggered events of default under the following debt instruments (the “Debt Instruments”) of the Company:
•that certain Revolving Credit Agreement, dated as of November 2, 2020, as amended by that certain Amendment No. 1, dated as of February 8, 2021, Amendment No. 2, dated as of July 26, 2021, Amendment No. 3 & Waiver, dated as of September 11, 2021 and Amendment No. 4 & Waiver, dated as of October 22, 2021 (as has been and may be further amended, supplemented, or otherwise modified from time to time), by and among the Company, as borrower, certain subsidiaries of the Company as guarantors (the “Guarantors”), PNC Bank, National Association, as successor to BBVA USA, as administrative agent and collateral agent, and the lenders from time to time party thereto, which is comprised of a revolving credit facility in an aggregate principal amount of $55 million (the “Revolving Facility”, and such agreement, the "2020 Revolving Credit Agreement");
•that certain Indenture dated November 2, 2020, as supplemented by that certain First Supplemental Indenture, dated as of February 11, 2021, that certain Second Supplemental Indenture, dated as of July 30, 2021, and that certain Third Supplemental Indenture, dated as of September 1, 2021 (as may be further amended, restated, supplemented, or otherwise modified from time to time), by and among the Company, as issuer, the Guarantors, as guarantors, the holders party thereto, and UMB Bank, National Association, in its capacity as trustee and collateral agent and the related prepetition security agreements, collateral agreements, pledge agreements, and guarantees, in the initial aggregate principal amount of $400 million, with an additional aggregate principal amount of $75 million issued through a private offering on February 11, 2021 (the “2025 Senior Notes”);
•that certain Indenture dated August 9, 2021, as supplemented by that certain First Supplemental Indenture, dated as of September 1, 2021 (as may be further amended, restated, supplemented, or otherwise modified from time to time), by and among Akumin Escrow Inc. (whose obligations were assumed by the Company on closing of the acquisition of Alliance Healthcare Service on September 1, 2021), as issuer, the Guarantors, the holders party thereto, and UMB Bank, National Association, in its capacity as trustee and collateral agent, and the related prepetition security agreements, collateral agreements, pledge agreements, and guarantees, in the aggregate principal amount of $375 million (the “2028 Senior Notes”); and
•that certain unsecured payment-in-kind toggle series A note, dated September 1, 2021 (as amended, restated, supplemented, or otherwise modified from time to time), issued by Akumin Operating Corp., a wholly owned indirect subsidiary of the Company, to Stonepeak with a face value of $357.0 million (including the 5% repayment premium of $17.0 million) as of September 1, 2021 (the “Subordinated Notes”).

An additional default also occurred under the Subordinated Notes. Because the Company did not pay Stonepeak $3.9 million in Cash Interest (as defined in the Subordinated Notes) by October 23, 2023, pursuant to the terms of the Temporary Waiver Agreement between the Company and Stonepeak, as amended by the First Amendment to Temporary Waiver Agreement, dated October 16, 2023, and as further amended on October 20, 2023 (collectively, the “Amended Waiver”), the extension of the Cash Interest Payment Date from September 29, 2023 to October 23, 2023 and the waiver of Stonepeak’s rights and remedies pursuant to Section 8 of the Subordinated Notes granted to the Company by Stonepeak under the Amended Waiver were deemed ineffective. Accordingly, the Company’s failure to pay to Stonepeak $3.9 million in Cash Interest by October 23, 2023 constituted an event of default under the Subordinated Notes.

The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable without notice from the lenders thereunder. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the lenders’ rights to enforce the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1
Restructuring Support Agreement by and among Akumin Inc. and the other parties thereto, dated October 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 20, 2023).

4.2
Final Order (A) Authorizing the Debtors to Obtain Postpetition Financing, (B) Authorizing the Debtors to Use Cash Collateral, (C) Granting Adequate Protection to the Prepetition Secured Parties, (D) Modifying the Automatic Stay, and (E) Granting Related Relief, dated November 29, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 5, 2023).

4.3
Findings of Fact, Conclusions of Law, and Order (I) Approving Disclosure Statement on a Final Basis and (II) Confirming the Joint Prepackaged Chapter 11 Plan of Reorganization of Akumin Inc. and its Debtor Affiliates, dated November 30, 2023 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the SEC on December 5, 2023).

10.1
Separation Agreement and General Release, dated September 7, 2023, by and between the Company and Rohit Navani (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on September 13, 2023).

10.2
Temporary Waiver Agreement, dated September 29, 2023, between Akumin Operating Corp. and Stonepeak Magnet Holdings LP (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on October 5, 2023).

10.3
First Amendment to Temporary Waiver Agreement between Akumin Operating Corp. and Stonepeak Magnet Holdings LP, dated October 16, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 16, 2023).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKUMIN INC.

By:	/s/ Riadh Zine
Riadh Zine Chairman, Chief Executive Officer and Director
Date: December 12, 2023